Form 10-Q
period 2014-04-30
ASTA HOLDINGS, CORP.
filed 2014-06-16
CIK 1586988

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-193153

ASTA HOLDINGS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	8711	68-0683334
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

 14 Zelenaya Street, Ste. 20

Guryevsk, Russian Federation, 238300

(Address of principal executive offices)

Telephone +01179062122773

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 16, 2014
Common Stock, $0.001	9,680,000

2 | Page

ASTA HOLDINGS, CORP.

Form 10-Q

3 | Page

ASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	APRIL 30, 2014 (UNAUDITED)	JULY 31, 2013 (AUDITED)
ASSETS
Current Assets
Cash	$ 15,591	$ 7,594
Total current assets	15,591	7,594

Total Assets	$ 15,591	$ 7,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ -	$ 325
Loan from shareholder	100	100
Total current liabilities	100	425

Total Liabilities	100	425

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,680,000 shares issued and outstanding at April 30, 2014 and 7,500,000 at July 31, 2013, respectively	9,680	7,500
Additional paid-in-capital	19,620	-
Deficit accumulated during the development stage	(13,809)	(331)
Total Stockholders’ Equity	15,491	7,169
Total Liabilities and Stockholders’ Equity	$ 15,591	$ 7,594

The accompanying notes are an integral part of these condensed unaudited financial statements.

4 | Page

ASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended April 30, 2014	Nine months ended April 30, 2014	For the period from Inception (June 12, 2013) to April 30, 2014

Revenue	$ 2,000	$ 2,000	$ 2,000
Operating Expenses
General and administrative	8,347	15,478	15,809

Net loss from operations	(6,347)	(13,478)	(13,809)

Net loss before tax	(6,347)	(13,478)	(13,809)

Income taxes	-	-	-

Net loss	$ (6,347)	$ (13,478)	$ (13,809)
Loss per common share – Basic and Diluted	(0,00)*	(0.00)*
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	7,982,222	7,686,447

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

5 | Page

ASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITYFOR THE PERIOD FROM INCEPTION (JUNE 12, 2013) TO APRIL 30, 2014 (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at Inception (June 12, 2013) - audited	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001 on July 22, 2013	7,500,000	7,500	-	-	7,500
Net loss for the period				(331)	(331)
Balances as of July 31, 2013 - audited	7,500,000	7,500	-	(331)	7,169
Common shares issued for cash at $0.01	2,180,000	2,180	19,620		21,800
Net loss for the period - unaudited	-	-	-	(13,478)	(13,478)
Balances as of April 30, 2014 - unaudited	9,680,000	$ 9,680	$ 19,620	$ (13,809)	$ 15,491

The accompanying notes are an integral part of these condensed unaudited financial statements.

6 | Page

ASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended April 30, 2014	For the period from Inception (June 12, 2013) to April 30, 2014
Operating Activities
Net loss	$ (13,478)	$ (13,809)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(325)	-
Net cash used in operating activities	(13,803)	(13,809)

Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	21,800	29,300
Proceeds from loan from shareholder	-	100
Net cash provided by financing activities	21,800	29,400

Net increase (decrease) in cash and equivalents	7,997	15,591

Cash and equivalents at beginning of the period	7,594	-

Cash and equivalents at end of the period	$ 15,591	$ 15,591
Supplemental cash flow information:
Cash paid for:
Interest	$ 0	$ 0
Taxes	$ 0	$ 0

The accompanying notes are an integral part of these condensed unaudited financial statements.

7 | Page

ASTA HOLDINGS, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2014

FOR THE PERIOD OF INCEPTION (JUNE 12, 2013) THROUGH APRIL 30, 2014

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ASTA HOLDINGS, CORP. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 12, 2013 (“Inception”). We are a Russia based company and operate a business in yacht maintenance, which includes but is not limited to yacht repairs and maintenance, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing in the Russian Federation. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities”. Since Inception (“June 12, 2013”) through April 30, 2014 the Company has generated $2,000 in revenue and has accumulated losses of $13,809.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (June 12, 2013) resulting in an accumulated deficit of $13,809 as of April 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

8 | Page

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted July 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2014 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentialy dilutive debt or equity instruments were issued or outstanding during any of the periods presented in these financial statements.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

9 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended April 30, 2014.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of April 30, 2014 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. Where a customer makes a payment before services have been provided, the payment is classified as a Customer Prepayment and disclosed in current liabilities.

10 | Page

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On July 22, 2013 the Company issued 7,500,000 shares of its common stock at $0.001 per share for total proceeds of $7,500.

In April 2014, the Company issued 2,180,000 shares of its common stock at $0.01 per share for total proceeds of $21,800.

As of April 30, 2014, the Company has 9,680,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of April 30, 2014 the Company had net operating loss carry forwards of $13,809 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of April 30, 2014, the Company had a loan outstanding with the Company’s shareholder in the amount of $100. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2014 through the date the financial statements were available to be issued on June 16, 2014 and has determined that there are no items to disclose.

11 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

ASTA HOLDINGS, CORP. (“ASTA”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 12, 2013.  Our registration statement has been filed with the Securities and Exchange Commission on December 31, 2013 and was declared effective on March 31, 2014.

CURRENT BUSINESS OPERATIONS

Asta Holdings, Corp. is a Russia based corporation that operates a business in yacht maintenance in Russia.

We are a development stage company and we have just recently started our operations. To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of yacht maintenance services with potential customers, and the signing of the service agreement with Inturia, Ltd., a private Russian company.  As of April 30, 2014 revenue of $2,000 was recognized pursuant to a signed service agreement.

12 | Page

RESULTS OF OPERATIONS

We are a development stage company with limited operations since our inception on June 12, 2013 to April 30, 2014.  As of April 30, 2014, we had total assets of $15,591 and total liabilities of $100.  Since our inception to April 30, 2014, we have accumulated a deficit of $13,809.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Month Periods Ended April 30, 2014

Revenue

During the three and nine months ended April 30, 20134 we recognized revenue of $2,000.

Operating Expenses

During the three month and nine month periods ended April 30, 2014, we incurred  general and administrative expenses and professional fees of $8,347 and $15,478 respectively. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses

Net Loss

Our net loss for the three month and nine month periods ended April 30, 2014 was $6,347 and $$13,478 respectively due to the factors discussed above.

13 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014

As at April 30, 2014 our current assets were $15,591 compared to $7,594 in current assets at July 31, 2013. As at April 30, 2014, our current liabilities were $100 compared to $425 in current liabilities at July 31, 2013.

Stockholders’ equity increased from $7,169 as of July 31, 2013 to $15,491 as of April 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended April 30, 2014, net cash flows used in operating activities was $13,803. We incurred a net loss of $13,478 and paid off $325 in accounts payable.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the nine months ended April 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock. For the nine month period ended April 30, 2014, net cash flows from financing activities was $21,800 received from the proceeds from the sale of shares of our common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

14 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

15 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three and nine month periods ended April 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and oustanding during the three and nine month periods ended April 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asta Holdings, Corp.
Dated: June 16, 2014	By:/s/Uladzimir Astafurau
Uladzimir Astafurau, President and Chief Executive Officer and Chief Financial Officer

16 | Page