Form 10-K
period 2014-07-31
ASTA HOLDINGS, CORP.
filed 2014-09-30
CIK 1586988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended July 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-193153

ASTA HOLDINGS, CORP.

(Exact name of registrant as specified in its charter)

Nevada	8711	68-0683334
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

14 Zelenaya Street, Ste. 20

Guryevsk, Russian Federation, 238300

Telephone +01179062122773 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [] No [X ]

As of September 29, 2014, the registrant had 9,680,000 shares of common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Asta Holdings, Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

ASTA HOLDINGS, CORP. (“Asta”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 12, 2013 for the purpose of operating service in yacht maintenance, which includes but is not limited to yacht repairs and maintenance, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing first in Russian Federation and later, assuming available funds, in North America.  Our registration statement has been filed with the Securities and Exchange Commission on December 31, 2013 and has been declared effective on March 31, 2014.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any legal proceeding since Inception (June 12, 2013) and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “AHDT”.  However, as at the date of the issuance of this report there have been no recorded market sales of our shares of common stock. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

As of the date of this Annual report we had 31 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended July 31, 2014 was $29,059 compared to a net loss of $331 for the period from Inception (June 12, 2013) to July 31, 2013. During fiscal year ended July 31, 2014, we generated $3,300 in revenue.

During the fiscal year ended July 31, 2014, we incurred expenses of $32,359 compared to $331 incurred during the period from Inception (June 12, 2013) to July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014 our current assets were $10,010 compared to $7,594 in current assets at July 31, 2013. As of July 31, 2014, our current liabilities were $10,100 compared to $425 in current liabilities at July 31, 2013.

Stockholders’ deficit was $90 as of July 31, 2014 compared to stockholders’ equity of $7,169 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2014, net cash flows used in operating activities was $29,384. Net cash flows used in operating activities was $6 for the period from inception (June 12, 2013) to July 31, 2013. The variance between the two periods arises largely due to the increase in net loss between the two periods.

Cash Flows from (used in) Investing Activities

We neither generated cash from, nor used cash in investing activities during the year ended July 31, 2014 or the period from Inception (July 12, 2013) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of or common stock or by way of loan from our principal shareholder. For the year ended July 31, 2014, net cash flow from financing activities was $31,800, $21,800 was received from proceeds from the sale of  shares of common stock and $10,000 by way of loan from our principal shareholder.

For the period from inception (June 12, 2013) to July 31, 2013, net cash provided by financing activities was $7,600,

$7,500 was received from proceeds from the sale of  shares of common stock and $100 by way of loan from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2014 and July 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Asta Holdings Corp.

14 Zelenaya Street, Ste. 20

Guryevsk, Russian Federation, 238300

We have audited the accompanying balance sheets of Asta Holdings Corp. as of  July 31, 2014 and 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year ended July 31, 2014 and the period from Inception (June 12, 2013) to July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asta Holdings Corp. as of  July 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended July 31, 2014 and the period from Inception (June 12, 2013) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations since Inception (June 12, 2013) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
September 26, 2014	Cutler & Co. LLC

ASTA HOLDINGS, CORP. BALANCE SHEETS AUDITED
	JULY 31, 2014	JULY 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$ 10,010	$ 7,594
Total current assets	10,010	7,594

Total Assets	$ 10,010	$ 7,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ -	$ 325
Loan from shareholder	10,100	100
Total current liabilities	10,100	425

Total Liabilities	10,100	425

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,680,000 shares issued and outstanding at July 31, 2014 and 7,500,000 at July 31, 2013, respectively	9,680	7,500
Additional paid-in-capital	19,620	-
Deficit accumulated during the development stage	(29,390)	(331)
Total Stockholders’ Equity (Deficit)	(90)	7,169

Total Liabilities and Stockholders’ Equity (Deficit)	$ 10,010	$ 7,594

The accompanying notes are an integral part of these audited financial statements.

ASTA HOLDINGS, CORP. STATEMENTS OF OPERATIONS (AUDITED)
	Year ended July 31, 2014	For the period from Inception (June 12, 2013) to July 31, 2013

Revenue	$ 3,300	$ -
Operating Expenses
General and administrative	32,359	331

Net loss from operations	(29,059)	(331)

Net loss before tax	(29,059)	(331)

Income taxes	-	-

Net loss	$ (29,059)	$ (331)
Loss per common share – Basic and Diluted	(0,00)*	(0.00)*
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	8,188,931	1,377,551

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these audited financial statements.

ASTA HOLDINGS, CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (JUNE 12, 2013) TO JULY 31, 2014 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at Inception (June 12, 2013)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001 on July 22, 2013	7,500,000	7,500	-	-	7,500

Net loss for the period ended July 31, 2013	-	-	-	(331)	(331)

Balances as of July 31, 2013	7,500,000	$ 7,500	$ -	$ (331)	$ 7,169

Common shares issued for cash at $0.01 in April 2014	2,180,000	2,180	19,620		21,800

Net loss for the period ended July 31, 2014	-	-	-	(29,059)	(29,059)

Balances as of July 31, 2014	9,680,000	$ 9,680	$ 19,620	$ (29,390)	$ (90)

The accompanying notes are an integral part of these audited financial statements.

ASTA HOLDINGS, CORP. STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended July 31, 2014	For the period from Inception (June 12, 2013) to July 31, 2013
Operating Activities
Net loss	$ (29,059)	$ (331)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(325)	325
Net cash used in operating activities	(29,384)	(6)

Investing Activities	-	-

Financing Activities
Proceeds from sale of common stock	21,800	7,500
Proceeds from loan from shareholder	10000	100
Net cash provided by financing activities	31,800	7,600

Net increase (decrease) in cash and equivalents	2,416	7,594

Cash and equivalents at beginning of the period	7,594	-

Cash and equivalents at end of the period	$ 10,010	$ 7,594
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

ASTA HOLDINGS, CORP.

FOR THE YEAR ENDED JULY 31, 2014 AND

FOR THE PERIOD FROM INCEPTION (JUNE 12, 2013) THROUGH JULY 31, 2013

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ASTA HOLDINGS, CORP. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 12, 2013 (“Inception”). We are a Russia based company and operate a business in yacht maintenance, which includes but is not limited to yacht repairs and maintenance, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing in the Russian Federation. Since Inception (“June 12, 2013”) through July 31, 2014 the Company has generated $3,300 in revenue and has accumulated losses of $29,390.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (June 12, 2013) resulting in an accumulated deficit of $29,390 as of July 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders’ equity and cash flows disclosed activity since the date of our inception (December 20, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2014 and 2013 the Company's bank deposits did not exceed the insured amounts.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Accounting Standards Codification (“ASC”) 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash, accounts payable and loan from shareholder approximate their market values as of July 31, 2014 due to the short term maturities of these financial instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product or servicers has not been delivered or provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended July 31, 2014 or the period from June 12, 2013 (Inception) to July 31, 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options

As of July 31, 2014 the Company has not issued any stock-based payments to its employees.

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

No potential dilutive debt or equity instruments were issued or outstanding during any of the periods presented in these financial statements.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On July 22, 2013 the Company issued 7,500,000 shares of its common stock at $0.001 per share for total proceeds of $7,500.

In April 2014, the Company issued 2,180,000 shares of its common stock at $0.01 per share for total proceeds of $21,800.

As of July 31, 2014, the Company has 9,680,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of July 31, 2014 the Company had net operating loss carry forwards of $29,390 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of July 31, 2014, the Company had a loan outstanding with the Company’s shareholder in the amount of $10,100 and $100 as of July 31, 2013. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2014 through the date the financial statements were available to be issued on September 26 , 2014 and has determined that there are no items to disclose.

 PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The director and Officer currently serving our Company is as follows:

Name	Age	Positions and Offices

Uladzimir Astafurau (1)	27	President, Treasurer, Director, Secretary

(1) c/o Asta Holdings, Corp., 14 Zelenaya Street, Ste. 20 Guryevsk, Russian Federation, 238300

The director named above will serve until the next annual meeting of the stockholders or until his respective resignation or removal from office. Thereafter, director is anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Uladzimir Astafurau

Mr. Astafurau has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on June 12, 2013.  Mr. Astafurau’s’s qualifications to serve on our Board of Directors are primarily based on his nearly four years of experience as a marine engineer, his business experience and qualifications with vessel maintenance services, his entrepreneurial desire to start Asta Holdings, Corp. as a new business. As a marine engineer of Plus Vessel, Ltd. Mr. Astafurau brings to Asta Holdings, Corp.  experience in yacht maintenance services that is at the heart of Asta’s business plan.. Due to Mr. Astafurau’s experience and background in the yacht maintenance industry, it was decided that Mr. Uladzimir Astafrau should serve as a director of the Company.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending July 31, 2014 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Uladzimir Astafurau (1)	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

(1) Serves as President, Treasurer, sole Director and Officer.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

CHANGE OF CONTROL

As of July 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 31, 2014 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Owned Beneficially	Percent of Class Owned

Common Stock:	Mr. Uladzimir Astafurau President, Treasurer, Director and Secretary (1)	7,500,000	77.48%

All executive officers and directors as a group (1 person)		7,500,000	77.48%

 (1) c/o Asta Holdings, Corp., 14 Zelenaya Street, Ste. 20 Guryevsk, Russian Federation, 238300

The percent of class is based on 9,680,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 22, 2013, we offered and sold 7,500,000 shares of common stock to Uladzimir Astafurau, our President, Treasurer, sole Director and Secretary at a purchase price of $0.001 per share, for aggregate proceeds of $7,500.

As of July 31, 2014, Uladzimir Astafurau, the Company’s President, Treasurer, sole Director and Secretary had advanced $10,100 to the Company.  This amount is payable upon demand, unsecured, non-interest bearing, has no term.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended July 31, 2014, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the period from June 2012 (Inception) to July 31, 2013 and for the reviews of our financial statements for the quarters ended October 30, 2013, January 31, 2014 and April 30, 2014.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA HOLDINGS, CORP.
Dated: September 29, 2014	By: /s/ Uladzimir Astafurau
Uladzimir Astafurau, President and Chief Executive Officer and Chief Financial Officer