Form 10-Q
period 2014-10-31
ASTA HOLDINGS, CORP.
filed 2014-11-13
CIK 1586988

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2014
Common Stock, $0.001	9,680,000

2 | Page

ASTA HOLDINGS, CORP.

Form 10-Q

3 | Page

ASTA HOLDINGS, CORP. CONDENSED BALANCE SHEETS
	OCTOBER 31, 2014 (UNAUDITED)	JULY 31, 2014 (AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$ 28	$ 10,010
Total current assets	28	10,010

Total Assets	$ 28	$ 10,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from shareholder	$ 13,650	$ 10,100
Total current liabilities	13,650	10,100

Total Liabilities	13,650	10,100

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,680,000 shares issued and outstanding	9,680	9,680
Additional paid-in-capital	19,620	19,620
Accumulated deficit	(42,922)	(29,390)
Total Stockholders’ Deficit	(13,622)	(90)

Total Liabilities and Stockholders’ Deficit	$ 28	$ 10,010

The accompanying notes are an integral part of these condensed unaudited financial statements.

4 | Page

ASTA HOLDINGS, CORP. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2014	Three months ended October 31, 2013

Revenue	$ -	$ -
Operating Expenses
General and administrative	13,532	4,871
Net loss from operations	(13,532)	(4,871)

Net loss before tax	(13,532)	(4,871)

Income taxes	-	-

Net loss	$ (13,532)	$ (4,871)
Loss per common share – Basic and Diluted	(0.00)*	(0.00)*
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	9,680,000	7,500,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

5 | Page

ASTA HOLDINGS, CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended October 31, 2014	Three months ended October 31, 2013
Operating Activities
Net loss	$ (13,532)	$ (4,871)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities:	-	-
Net cash used in operating activities	(13,532)	(4,871)

Investing Activities	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	3,550	-
Net cash provided by financing activities	3,550	-

Net increase (decrease) in cash and equivalents	(9,982)	(4,871)

Cash and equivalents at beginning of the period	10,010	7,594

Cash and equivalents at end of the period	$ 28	$ 2,723

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

6 | Page

ASTA HOLDINGS, CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ASTA HOLDINGS, CORP. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 12, 2013 (“Inception”). We operate a business in yacht maintenance, which includes but is not limited to yacht repairs and maintenance, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing in the Russian Federation. Since Inception (“June 12, 2013”) through October 31, 2014 the Company has generated $3,800 in revenue and has accumulated losses of $42,922.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (June 12, 2013) resulting in an accumulated deficit of $42,922 as of October 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

7 | Page

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2014 and July 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

The recorded amounts of financial instruments, including cash and loan from shareholder approximate their market values as of October 31, 2014 due to the short term maturities of these financial instruments.

8 | Page

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended October 31, 2014 and 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options

As of October 31, 2014 the Company has not issued any stock-based payments to its employees.

9 | Page

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

No potential dilutive debt or equity instruments were issued or outstanding during the three month periods ended October 31, 2014 and 2013.

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

As of October 31, 2014, the Company has 9,680,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of October 31, 2014 the Company had net operating loss carry forwards of $42,922 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10 | Page

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

As of October 31, 2014, the Company had a loan outstanding with the Company’s shareholder in the amount of $13,650. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2014 through the date the financial statements were available to be issued on November 12, 2014 and has determined that there are no items to disclose.

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

11 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

ASTA HOLDINGS, CORP. (“Asta”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on June 12, 2013 for the purpose of operating service in in yacht maintenance, which includes but is not limited to yacht repairs and maintenance, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing first in Russian Federation and later, assuming available funds, in North America. Our registration statement was filed with the Securities and Exchange Commission on December 31, 2013 and was declared effective on March 31, 2014.

CURRENT BUSINESS OPERATIONS

Asta Holdings, Corp. is a Russia based corporation that operates a business of yacht maintenance in Russia.

To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of yacht maintenance services with potential customers, and the signing of the service agreement with Inturia, Ltd., a private Russian company.  Since Inception (“June 12, 2013”) through October 31, 2014 the Company has generated $3,800 in revenue pursuant to the signed service agreement.

RESULTS OF OPERATIONS

As of October 31, 2014, we had total assets of $28 and total liabilities of $13,650.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2014 Compared to the Three Month Period Ended October 31, 2013

Revenue

During the three month period ended October 31, 2014 and 2013 we did not recognize any revenue, we had no customers during the three months ended October 31, 2013 and no services were provided pursuant to our signed service agreement during the three months ended October 31, 2014.

12 | Page

Operating Expenses

During the three month period ended October 31, 2014, we incurred general and administrative expenses of $13,532 compared to $4,871 during the three months ended October 31, 2013, an increase of $8,661. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. The increase in expenses in the three months ended October 31, 2014 as compared to the three months ended October 31, 2013 was largely due to the costs associated with our OTCQB application filed during the three months ended October 31, 2014.

Net Loss

Our net loss for the three months period ended October 31, 2014 was $13,532 compared to a loss of $4,871 incurred in the three months ended October 31, 2014, an increase of $8,661 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014

As at October 31, 2014 our current assets were $28 compared to $10,010 in current assets at July 31, 2014. As at October 31, 2014, our current liabilities were $13,650 compared to $10,100 in current liabilities at July 31, 2014.

Stockholders’ deficit increased from $(90) as of July 31, 2014 to $(13,622) as of October 31, 2014 reflecting the impact of the operating losses we incurred in the period.

Cash Flows for the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended October 31, 2014, net cash flows used in operating activities were $13,532 compared to $4,871 for the three months ended October 31, 2013. The cash used in operations was identical to our net loss in both periods.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the three month periods ended October 31, 2014 and 2013.

13 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from sales of shares of our common stock or advances from our principal stockholder. For the three months period ended October 31, 2014 net cash flows from financing activities was $3,500 received by way of a loan from a shareholder. We neither used nor generated cash flow from financing activities during the three months ended October 31, 2013.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of loans from our principal stockholder and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

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

14 | Page

GOING CONCERN

The independent auditors' reports accompanying our July 31, 2014 and July 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended October 31, 2014 or 2013 and management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended October 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended October 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None

15 | Page

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

Asta Holdings, Corp.
Dated: November 12, 2014	By:/s/Uladzimir Astafurau
Uladzimir Astafurau, President and Chief Executive Officer and Chief Financial Officer

16 | Page