Form 10-Q
period 2015-01-31
ASTA HOLDINGS, CORP.
filed 2015-03-24
CIK 1586988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 333-193153

ASTA HOLDINGS, CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	68-0683334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Clematis Street, Suite 217 West Palm Beach, FL	33401
(Address of Principal Executive Offices	(Zip Code)

561-514-0936
(Registrant's Telephone Number, Including Area Code)

N/A
 (Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  March 14, 2015 – 9,680,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements of ASTA Holdings, Corp., a Nevada corporation (the "Registrant," the "Company," "ASTA," "we," "our" or "us"), required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Registrant.

ASTA HOLDINGS, CORP.
CONDENSED BALANCE SHEETS
As of January 31, 2015 and July 31, 2014
	2015 (unaudited)	2014

ASSETS
CURRENT ASSETS:
Cash	$-	$10,010
Total Current Assets	-	10,010

TOTAL ASSETS	$-	$10,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,445	$-
Loans from shareholder	2,500	10,100
Total Current Liabilities	8,945	10,100

Total liabilities	8,945	10,100

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value; 75,000,000 shares authorized;
9,680,000 shares issued and outstanding at
January 31, 2015 (unaudited) and July 31, 2014	9,680	9,680
Additional paid-in capital	33,270	19,620
Retained deficit	(51,895)	(29,390)
Total Stockholders' Deficit	(8,945)	(90)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$10,010

See accompanying notes to condensed unaudited financial statements.

ASTA HOLDINGS, CORP.
CONDENSED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended January 31, 2015 and 2014 (UNAUDITED)
	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	8,973	2,585	22,505	7,131

Total operating expenses	8,973	2,585	22,505	7,131

Loss from Operations	(8,973)	(2,585)	(22,505)	(7,131)

Loss before Income Taxes	(8,973)	(2,585)	(22,505)	(7,131)

Provisions for Income Taxes	-	-	-	-

Net (Loss)	$(8,973)	$(2,585)	$(22,505)	$(7,131)

Net (Loss) Per Share:
Basic and Diluted	$- *	$- *	$- *	$- *

Weighted Average Shares Outstanding
Basic and Diluted	9,680,000	7,500,000	9,680,000	7,500,000

*denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

ASTA HOLDINGS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended January 31, 2015 and 2014 (UNAUDITED)
	Six Months Ended
	January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(22,505)	$(7,131)
Adjustments to reconcile net (loss) to net cash used		0
in operating activities:
Changes in assets and liabilities:
Increase/(decrease) in accounts payable	6,445	(325)
Increase in customer prepayment	-	1,000

Net cash used in operating activities	(16,060)	(6,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan from shareholder	6,050	-

Net cash from financing activities	6,050	-

Net increase (decrease) in cash	(10,010)	(6,456)

CASH AT BEGINNING PERIOD	10,010	7,594

CASH AT END OF PERIOD	$-	$1,138

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Gain on foregiveness of loan from former shareholder	$13,650	$-

See accompanying notes to condensed unaudited financial statements.

ASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
January 31, 2015
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Organization and Description of Business

Asta Holdings, Corp. ("Asta," "the Company," "our" or "we") was incorporated in Nevada in 2013 for the purpose of operating a yacht repair and maintenance business in the Russian Federation.

Effective November 21, 2014, Uladzimir Astafurau, the Company's President, Treasurer, Secretary, sole director and the holder of approximately 77.5% of the Company's outstanding common stock, entered into and closed on a Stock Purchase Agreement (the "Stock Purchase Agreement") with George Furlan. Pursuant to the terms of the Stock Purchase Agreement, Mr. Astafurau sold and Mr. Furlan purchased 7,500,000 shares of the Company's common stock, in exchange for Mr. Furlan's payment of $150,000 to Mr. Astafurau (the "Stock Purchase"). In addition, effective November 21, 2014, Mr. Astafurau agreed to release the Company and Mr. Furlan from any stockholder loan that was owed by the Company to Mr. Astafurau. In connection with the Stock Purchase, effective November 21, 2014, Mr. Astafurau resigned as the Company's President, Treasurer, Secretary and sole director. Effective November 21, 2014, the Board appointed Mr. Furlan as the Company's President, Secretary and sole director.

Presentation

The balance sheets of the Company as of January 31, 2015, the related statements of operations for the three months ended January 31, 2015 and 2014 and the six months ended January 31, 2015 and 2014, and the statements of cash flows for the six months ended January 31, 2015 and 2014, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this quarterly report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2014.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $51,895 as of January 31, 2015 and further losses are anticipated in the development of its business and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. We are currently seeking potential assets, property, or business to acquire.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders' equity and cash flows disclosed activity since the date of our inception (December 20, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

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

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Accounting Standards Codification ("ASC") 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Level 3: Significant unobservable inputs which reflect a reporting entity's own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including accounts payable and loan from shareholder approximate their market values as of January 31, 2015 due to the short term maturities of these financial instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product or servicers has not been delivered or provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three and six month periods ended January 31, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718," Compensation – Stock Compensation", when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options

As of January 31, 2015 the Company has not issued any stock-based payments to its employees.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potential dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended January 31, 2015 and 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

Update No. 2014-09—Revenue from Contracts with Customers (Topic 606)

Section A — Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)

Section B — Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables

Section C — Background Information and Basis for Conclusion

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Due to lack of revenues in the periods presented, the Company believes the effects of this guidance will have no material effect on our financial position, results of operations or cash flows upon adoption.

NOTE 3 – RISKS AND UNCERTAINTIES

At January 31, 2015, the Company had limited operations. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history.

NOTE 4 – STOCKHOLDERS' DEFICIT

Common stock

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On July 22, 2013 the Company issued 7,500,000 shares of its common stock at $0.001 per share for total proceeds of $7,500.

In April 2014, the Company issued 2,180,000 shares of its common stock at $0.01 per share for total proceeds of $21,800.

As of January 31, 2015, the Company has 9,680,000 shares issued and outstanding.

Additional Paid in Capital

Under the terms of the Stock Purchase agreement discussed above, effective November 21, 2014, Mr. Astafurau agreed to foregive the balance of the stockholder loan that was owed by the Company to Mr. Astafurau. The gain on the forgiveness of Mr. Astafurau' s $13,650 loan to the Company has been recognized as additional paid in capital.

NOTE 5 – INCOME TAXES

As of January 31, 2015 the Company had net operating loss carry forwards of $51,895 that may be available to reduce future years' taxable income through 2035. Following the Company's change in ownership effective November 21, 2014 the use of this tax loss may be limited on an annual basis. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company has received a short term loan from its former officer and majority shareholder in the amount of $13,650 that was forgiven and the Company's gain on the forgiveness of this loan was recognized as additional paid capital for the period ended January 31, 2015.

The Company currently utilizes office space on a rent-free basis while it relocates its corporate operations from Russia to the United States, and shall do so until a suitable office can be located and the Company raises funds need for working capital. Management deemed the rent-free space to be of nominal value.

The Company's president and majority shareholder had loaned or paid expenses on behalf of the Company in the amount of $2,500 as of January 31, 2015. These loans or advances are non-interest bearing and are due upon demand.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated subsequent events pursuant to ASC 855 and has determined that there were no reportable subsequent events.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," "may," "estimate," "approximate" or similar expressions, or the negative thereof, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Quarterly Report on Form 10-Q, including the matters set forth in the Company's other Securities and Exchange Commission ("SEC") filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the SEC. We shall make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

General

Asta Holdings, Corp. ("Asta," "the Company," "our" or "we") was incorporated in Nevada in 2013 for the purpose of operating a yacht repair and maintenance business in the Russian Federation.

Effective November 21, 2014, Uladzimir Astafurau, the Company's President, Treasurer, Secretary, sole director and the holder of approximately 77.5% of the Company's outstanding common stock, entered into and closed on a Stock Purchase Agreement (the "Stock Purchase Agreement") with George Furlan. Pursuant to the terms of the Stock Purchase Agreement, Mr. Astafurau sold and Mr. Furlan purchased 7,500,000 shares of the Company's common stock, in exchange for Mr. Furlan's payment of $150,000 to Mr. Astafurau (the "Stock Purchase"). In addition, effective November 21, 2014, Mr. Astafurau agreed to release the Company and Mr. Furlan from any stockholder loan that was owed by the Company to Mr. Astafurau. In connection with the Stock Purchase, effective November 21, 2014, Mr. Astafurau resigned as the Company's President, Treasurer, Secretary and sole director. Effective November 21, 2014, the Board appointed Mr. Furlan as the Company's President, Secretary and sole director.

Plan of Operation

To date, our business operations have been limited to primarily, the development of a business plan, the completion of sales of our common stock, discussing the offers of yacht maintenance services with potential customers, and the signing of the service agreement with Inturia, Ltd., a private Russian company.

Results of Operations

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

We had no revenues for the three months ended January 31, 2015 and 2014. Our operating expenses for the quarter ended January 31, 2015, were $8,973, as compared to $2,585 during the three months ended January 31, 2014. This increase was due to the increase in fees for professional services for the filing of our reports with the SEC.

We had a net loss of $8,973 for the quarter ended January 31, 2015, as compared to a net loss of $2,585 for the comparable period in 2014. This increase was due principally to the increased amount of professional fees for the filing  for our reports with the SEC in quarter ended January 31, 2015.

Six Months Ended January 31, 2015 Compared to Six Months Ended January 31, 2014

We had no revenues for the six months ended January 31, 2015 and 2014. Our operating expenses for the six months ended January 31, 2015 were $22,505, as compared to $7,131 during the six months ended January 31, 2014. This increase was due to the increase in professional services for the filing of our reports with the SEC. We had a net loss of $22,505 for the six months ended January 31, 2015, as compared to a net loss of $7,131 for the comparable period in 2014. This increase was due to professional fees being higher, as described above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company remains in the start-up stage and has not generated significant revenues since inception. It has experienced recurring operating losses and negative cash flows from operations since its inception. As of January 31, 2015, we had total cash assets of $0. We had total current liabilities of $8,945 and working capital deficiency and stockholders' deficit of $8,945 as of January 31, 2015. As of January 31, 2015, the accumulated deficit totaled $51,895.

Net cash used in operating activities was $16,060 during the six month period ended January 31, 2015 compared to $6,456 in the same period in 2014. The increase in cash used in operating activities is primarily attributable to our net loss, partially offset by an increase in accounts payable.

Net cash from financing activities during six month period ended January 31, 2015 was $6,050 compared to $0 in the same period in 2014. The increase was a result of an increase in a loan from a former and current shareholder.

Non-cash financing activities during the six months ended January 31, 2015 included the forgiveness of a shareholder loan in the amount of $13,650 and the gain on the forgiveness of his loan has been recognized as additional paid in capital.

Cash Requirements

We believe our current working capital position together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures and other contractual obligations for at least the next twelve months. We have been and expect to continue to fund these activities with debt and equity financing.

The Company will require additional capital, either through debt or private placements, to meet its obligations and execute its business plan. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Off-Balance Sheet Arrangements

As of January 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Going Concern

The independent auditors' reports accompanying our July 31, 2014 and July 31, 2013 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the U.S., which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $51,895 as of January 31, 2015 and further losses are anticipated in the development of its business and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

Critical Accounting Policies

The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

Our significant accounting policies are summarized in Note 1 of our condensed financial statements included in this report. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, solely as a result of the material weakness in our internal control over financial reporting identified below, our chief executive officer and chief financial officer concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in internal control over financial reporting

Our management, with the participation of our principal executive and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended January 31, 2015, we were not subject to any material pending legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Principal Executive Officer and Principal Financial and Accounting Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial and Accounting Officer.
101.INS*	XBRL Instance Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.SCH*	XBRL Taxonomy Extension Schema

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this quarterly report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ASTA HOLDINGS, CORP.
Date:	March 23, 2015	By:	/s/George Furlan
George Furlan
President(Principal Executive Officer and Principal Financial and Accounting Officer)