Form 10-Q
period 2015-04-30
ASTA HOLDINGS, CORP.
filed 2015-06-22
CIK 1586988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  June 19, 2015 – 9,680,000 shares of common stock.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of the federal securities laws. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Index
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTA HOLDINGS, CORP.
CONDENSED BALANCE SHEETS
As of April 30, 2015 and July 31, 2014

	April 30,	July 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$10,010
Total Current Assets	-	10,010

TOTAL ASSETS	$-	$10,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,058	$-
Loans from shareholder	35,350	10,100
Total Current Liabilities	41,408	10,100

Total Liabilities	41,408	10,100

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 75,000,000 shares authorized;
9,680,000 shares issued and outstanding at April 30, 2015 (unaudited) and July 31, 2014	9,680	9,680
Additional paid-in capital	33,270	19,620
Retained deficit	(84,358)	(29,390)
Total Stockholders' Deficit	(41,408)	(90)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$10,010

See accompanying notes to condensed unaudited financial statements.

Index
ASTA HOLDINGS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended April 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Revenues	$-	$2,000	$-	$2,000

Gross revenues	-	2,000	-	2,000

Operating Expenses:
General and administrative expenses	32,463	8,347	54,968	15,478

Total operating expenses	32,463	8,347	54,968	15,478

Loss from Operations	(32,463)	(6,347)	(54,968)	(13,478)

Loss before Income Taxes	(32,463)	(6,347)	(54,968)	(13,478)

Provisions for Income Taxes	-	-	-	-

Net (Loss)	$(32,463)	$(6,347)	$(54,968)	$(13,478)

Net (Loss) Per Share:
Basic and Diluted	$(0.00) *	$(0.00) *	$(0.00) *	$(0.00) *

Weighted Average Shares Outstanding
Basic and Diluted	9,680,000	7,982,222	9,680,000	7,686,447

* denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

Index
ASTA HOLDINGS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended April 30, 2015 and 2014
(Unaudited)

	Nine Months Ended
	April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(54,968)	$(13,478)
Adjustments to reconcile net (loss) to net cash used
in operating activities:	-	-
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	6,058	(325)

Net cash (used) by operating activities	(48,910)	(13,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	21,800
Increase in loan from shareholder	38,900	-

Net cash from financing activities	38,900	21,800

Net increase (decrease) in cash	(10,010)	7,997

CASH AT BEGINNING PERIOD	10,010	7,594

CASH AT END OF PERIOD	$-	$15,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Gain on forgiveness of loan from former shareholder	$13,650	$-

See accompanying notes to condensed unaudited financial statements.

Index
ASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
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

As previously disclosed in the Company's Form 8-K filed with the Securities and Exchange Commission on March 26, 2015, the Company entered into a merger and exchange agreement (the "Agreement") with CSA Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and CSA LLC ("CSA") effective March 25, 2015 (the "Effective Date"). CSA is a leading comprehensive security solutions provider catering to businesses in the licensed cannabis industry. As security industry experts headquartered in Denver Colorado, CSA has expanded its operations to serve the increasing number of state licensed cannabis cultivators, processors, infused products manufacturers, and retailers in the United States.

Pursuant to the terms of the Agreement, as of the Effective Date, the Company appointed Daniel C. Williams to serve as its president. Also pursuant to the terms of the Agreement, at the effective time of the merger, the Acquisition Subsidiary will be merged with and into CSA, with CSA surviving the merger. In addition, on the closing date, (i) the members who collectively own 100% of the issued and outstanding units of CSA will transfer to Asta an aggregate of 1,125,000 units, representing all of CSA's units, and (ii) the Company will issue to the CSA members an aggregate of 5,054,457 shares of its common stock in exchange for the CSA units transferred. The closing will take place three business days after all of the closing conditions discussed below have been satisfied or waived; provided, however, that if the closing has not occurred by June 30, 2015 and no material breach of the Agreement has occurred, the Company or CSA may terminate the Agreement.

The consummation of the transactions contemplated by the Agreement is subject to certain customary conditions, including, among others, the accuracy of the representations and warranties. In addition, the Agreement is subject to the following closing conditions:

•	The Company shall have raised at least $1,100,000 via the sale of its preferred stock as contemplated in the Agreement,
•	The Company shall effect a forward split of its common stock at a ratio of 1-to-13.8,
•	The Company shall have received the 2014 and 2013 CSA audited financial statements in form satisfactory to us,
•	The CSA members and certain of its stockholders shall have entered into a market stand-off agreement in a form satisfactory to us and to CSA,
•
The Company shall have amended its articles of incorporation to change its name to "CSA Holdings, Inc.", authorize 300,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share and designate 1,500,000 shares of Parent Preferred Stock as Series A Preferred Stock;

•	The Company shall have hired a Chief Operating Officer,
•	George Furlan, its Director and controlling shareholder shall have cancelled 7,485,508 shares of its common stock;
•	The Company shall have changed its fiscal year end to December 31st;
•	The parties shall have received the written consent of the CSA members authorizing the exchange of CSA units for shares of its common stock; and
•	CSA shall have completed the repurchase of 125,000 of its Units from certain of its members as provided for in the Agreement.

Presentation

The consolidated balance sheets of the Company as of April 30, 2015, the related consolidated statements of operations for the three months ended April 30, 2015 and 2014 and the nine months ended April 30, 2015 and 2014, and the consolidated statements of cash flows for the nine months ended April 30, 2015 and 2014, (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this quarterly report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2014.

Index
ASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of ASTA Holdings, Corp. and its subsidiary from the date of the incorporation of the subsidiary on February 19, 2015.  All intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $84,358 as of April 30, 2015 and further losses are anticipated in the development of its business and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

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

Index
ASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)

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

The recorded amounts of financial instruments, including accounts payable and loan from shareholder approximate their market values as of April 30, 2015 due to the short term maturities of these financial instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product or servicers has not been delivered or provided or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three and nine month periods ended April 30, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718," Compensation – Stock Compensation", when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options

As of April 30, 2015 the Company has not issued any stock-based payments to its employees.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended April 30, 2015 and 2014.

Index
ASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)
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

NOTE 3 – RISKS AND UNCERTAINTIES

At April 30, 2015, the Company had limited operations and is working towards completion of its acquisition of CSA as discussed in Note 1. The Company is subject to risks and uncertainties, including completion of its acquisition of CSA, new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history.

NOTE 4 – STOCKHOLDERS' DEFICIT

Common stock

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On July 22, 2013 the Company issued 7,500,000 shares of its common stock at $0.001 per share for total proceeds of $7,500.

In April 2014, the Company issued 2,180,000 shares of its common stock at $0.01 per share for total proceeds of $21,800.

As of April 30, 2015, the Company has 9,680,000 shares issued and outstanding.

Additional Paid in Capital

Under the terms of the Stock Purchase agreement discussed in Note 1, effective November 21, 2014, Mr. Astafurau agreed to forgive the balance of the stockholder loan that was owed by the Company to Mr. Astafurau. The gain on the forgiveness of Mr. Astafurau' s $13,650 loan to the Company has been recognized as additional paid in capital.

Index

ASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015
(Unaudited)
NOTE 5 – INCOME TAXES

As of April 30, 2015 the Company had net operating loss carry forwards of $84,358 that may be available to reduce future years' taxable income through 2035. Following the Company's change in ownership effective November 21, 2014 the use of this tax loss may be limited on an annual basis. Further annual limitations on the use of these carried forward losses may also arise if, and when, the merger with CSA LLC is completed. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The Company has received a short term loan from its former officer and majority shareholder in the amount of $13,650 that was forgiven and the Company's gain on the forgiveness of this loan was recognized as additional paid capital for the period ended April 30, 2015.

The Company currently utilizes office space on a rent-free basis while it is in the process of closing on its acquisition of CSA. The Company intends to relocate its corporate offices to Colorado where CSA's headquarters are located. Management deemed the rent-free space to be of nominal value.

The Company's president and majority shareholder had loaned or paid expenses on behalf of the Company in the amount of $35,350 as of April 30, 2015. These loans or advances are non-interest bearing and are due upon demand.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated subsequent events pursuant to ASC 855 and has determined that there were no reportable subsequent events.

Index
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Asta Holdings, Corp. ("Asta," the "Company," "our" or "we") was incorporated in Nevada in 2013 for the purpose of operating a yacht repair and maintenance business in the Russian Federation.

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

As previously disclosed in the Company's Form 8-K filed with the Securities and Exchange Commission on March 26, 2015, the Company entered into a merger and exchange agreement (the "Agreement") with CSA Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and CSA LLC ("CSA") effective March 25, 2015 (the "Effective Date"). CSA is a leading comprehensive security solutions provider catering to businesses in the licensed cannabis industry. As security industry experts headquartered in Denver Colorado, CSA has expanded its operations to serve the increasing number of state licensed cannabis cultivators, processors, infused products manufacturers, and retailers in the United States.

Pursuant to the terms of the Agreement, as of the Effective Date, the Company appointed Daniel C. Williams to serve as its president. Also pursuant to the terms of the Agreement, at the effective time of the merger, the Acquisition Subsidiary will be merged with and into CSA, with CSA surviving the merger. In addition, on the closing date, (i) the members who collectively own 100% of the issued and outstanding units of CSA will transfer to Asta an aggregate of 1,125,000 units, representing all of CSA's units, and (ii) the Company will issue to the CSA members an aggregate of 5,054,457 shares of its common stock in exchange for the CSA units transferred. The closing will take place three business days after all of the closing conditions discussed below have been satisfied or waived; provided, however, that if the closing has not occurred by June 30, 2015 and no material breach of the Agreement has occurred, the Company or CSA may terminate the Agreement.

The consummation of the transactions contemplated by the Agreement is subject to certain customary conditions, including, among others, the accuracy of the representations and warranties. In addition, the Agreement is subject to the following closing conditions:

•	We shall have raised at least $1,100,000 via the sale of our preferred stock as contemplated in the Agreement,
•	We shall effect a forward split of our common stock at a ratio of 1-to-13.8,
•	We shall have received the 2014 and 2013 CSA audited financial statements in form satisfactory to us,
•	The CSA members and certain of our stockholders shall have entered into a market stand-off agreement in a form satisfactory to us and to CSA,
•
We shall have amended our articles of incorporation to change our name to "CSA Holdings, Inc.", authorize 300,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share and designate 1,500,000 shares of Parent Preferred Stock as Series A Preferred Stock;

•	We shall have hired a Chief Operating Officer,
•	George Furlan, our Director and controlling shareholder shall have cancelled 7,485,508 shares of our common stock;
•	We shall have changed our fiscal year end to December 31st;
•	The parties shall have received the written consent of the CSA members authorizing the exchange of CSA units for shares of our common stock; and
•	CSA shall have completed the repurchase of 125,000 of its Units from certain of its members as provided for in the Agreement.

Plan of Operation

To date, our business operations have been limited to primarily, the development of a business plan, the completion of sales of our common stock, discussing the offers of yacht maintenance services with potential customers, and the signing of the service agreement with Inturia, Ltd., a private Russian company.  Upon completion of our planned acquisition of CSA, we will continue CSA's business.

Results of Operations

Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

Index
We had no revenues for the three months ended April 30, 2015 and 2014. Our operating expenses for the quarter ended April 30, 2015, were $32,463, as compared to $8,347 during the three months ended April 30, 2014. This increase was due to the increase in fees for professional services and related expenses in connection with our planned acquisition of CSA and for the filing of our reports with the SEC.

We had a net loss of $32,463 for the quarter ended April 30, 2015, as compared to a net loss of $6,347 for the comparable period in 2014. This increase was due principally to the increase in fees for professional services and related expenses in connection with our planned acquisition of CSA and for the filing of our reports with the SEC.

Nine Months Ended April 30, 2015 Compared to Nine Months Ended April 30, 2014
We had no revenues for the nine months ended April 30, 2015 and 2014. Our operating expenses for the nine months ended April 30, 2015 were $54,968, as compared to $15,478 during the nine months ended April 30, 2014. This increase was due to the increase in fees for professional services and related expenses in connection with our planned acquisition of CSA and for the filing of our reports with the SEC. We had a net loss of $54,968 for the nine months ended April 30, 2015, as compared to a net loss of $13,478 for the comparable period in 2014. This increase was due to professional fees and expenses being higher, as described above.
Liquidity and Capital Resources
Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company remains in the start-up stage and has not generated significant revenues since inception. It has experienced recurring operating losses and negative cash flows from operations since its inception. As of April 30, 2015, we had total cash assets of $0. We had total current liabilities of $41,408 and working capital deficiency and stockholders' deficit of $41,408 as of April 30, 2015. As of April 30, 2015, the accumulated deficit totaled $84,358.
Net cash used in operating activities was $48,910 during the nine month period ended April 30, 2015 compared to $13,803 in the same period in 2014. The increase in cash used in operating activities is primarily attributable to our net loss, partially offset by an increase in accounts payable.
Net cash from financing activities during nine month period ended April 30, 2015 was $38,900 compared to $21,800 in the same period in 2014. The increase was a result of an increase in a loan from a shareholder.
Non-cash financing activities during the nine months ended April 30, 2015 included the forgiveness of a shareholder loan in the amount of $13,650 and the gain on the forgiveness of his loan has been recognized as additional paid in capital.
Cash Requirements
We do not believe our current working capital position together with our expected future cash flows from operations will be sufficient to fund our operations in the ordinary course of business, anticipated capital expenditures and other contractual obligations for at least the next twelve months. We have been and expect to continue to fund these activities with debt and equity financing.
The Company will require additional capital, either through debt or private placements, to meet its obligations and execute its business plan. The Company's planned acquisition of CSA is contingent on, among other things, the Company raising at least $1,100,00 via the sale of our preferred stock prior to the planned closing date of June 30, 2014. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
Off-Balance Sheet Arrangements
As of April 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.
Going Concern
The independent auditors' reports accompanying our July 31, 2014 and July 31, 2013 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the U.S., which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $84,358 as of April 30, 2015 and further losses are anticipated in the development of its business and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

Index
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

Based on that evaluation, solely as a result of the material weakness in our internal control over financial reporting identified below, our chief executive officer and chief financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

Our management, with the participation of our principal executive and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended April 30, 2015, we were not subject to any material pending legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

2.1
Merger and Share Exchange Agreement dated March 25, 2015 by and among Asta Holdings, Corp., CSA Acquisition Subsidiary, LLC and CSA LLC (incorporated by reference to Exhibit 2.1 to the
Company's current report on Form 8-K filed with the Commission on March 26, 2015).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Principal Executive Officer and Principal Financial and Accounting Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial and Accounting Officer.
101.INS*	XBRL Instance Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.SCH*	XBRL Taxonomy Extension Schema

*  Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ASTA HOLDINGS, CORP.
Date:	June 22, 2015	By:	/s/ Daniel C. Williams
Daniel C. Williams
President (Principal Executive Officer and Principal Financial and Accounting Officer)