Form 10-K
period 2015-07-31
CSA HOLDINGS INC.
filed 2015-11-23
CIK 1586988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-193153

CSA HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0683334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4704 Harlan Street, Suite 520, Denver, CO	80212
(Address of principal executive offices)	(Zip Code)

(720) 536-5824
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No  [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,180,000 on January 31, 2015.

The number of shares of the registrant’s common stock issued and outstanding was 100,264,022 shares as of November 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.  BUSINESS

The Company

CSA Holdings Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada on June 12, 2013 and has been engaged in the business of yacht maintenance, repairs, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing in the Russian Federation and had been exploring expansion in North America until its acquisition of CSA, LLC (“Canna Security”) discussed below.  We changed our name from Asta Holdings, Corp. to CSA Holdings, Inc. effective July 9, 2015.

Acquisition of Canna Security

Effective March 25, 2015 (the "Effective Date"), we entered into a merger and exchange agreement (the "Agreement") with CSA Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and CSA LLC ("Canna Security"). The Agreement was subsequently amended on June 30, 2015 (the "First Amendment") and August 17, 2015 (the "Second Amendment").  We closed the transaction contemplated under the Agreement (the "Merger") on September 4, 2015 and Acquisition Subsidiary merged into and with Canna Security, and Canna Security, as the surviving limited liability company, became a wholly-owned subsidiary of the Company. The Merger closed subsequent to our fiscal year ended July 31, 2015.

Pursuant to the terms and conditions of the Agreement, the members who collectively own 100% of the issued and outstanding units of Canna Security immediately prior to the closing of the Merger exchanged their units for an aggregate of 69,980,020 shares of our common stock. In addition, pursuant to terms of the Agreement and immediately prior to the closing of the Merger, George Furlan cancelled 103,300,010 shares of our common stock.

Private Placement and Conversion of Debt

Concurrent with the closing of the Merger on September 4, 2015, we issued to 17 accredited investors, 907,564 shares of our 5% Series A Convertible Preferred Stock (the "Series A Preferred") at an original issue price of $1.00 per share (the "Stated Value") for an aggregate purchase price of $907,563.42 (the "September Private Placement"). Concurrent with the closing of the Merger on September 4, 2015, the holders of certain indebtedness of Canna Security in the principal amount of $460,500 plus accrued interest of $18,063.42 (the "Exchange Debt") agreed to exchange the Exchange Debt for shares of the 5% Series A Convertible Preferred Stock (the "Series A Preferred ") at an exchange rate of $1.00 of Exchange Debt for each share of Series A Preferred.

Canna Security

It is our mission to be a leading comprehensive security solutions provider catering to businesses in the legalized cannabis industry. As security industry experts headquartered in Denver Colorado, Canna Security has expanded its operations to serve additional legalized U.S. states with sustainable medical and adult use cannabis regulations as part of a national rollout.

Services

Security is a primary concern for licensed cannabis businesses and the state regulators who oversee each program. Permitted facilities must adopt strong security systems to protect their businesses and comply with regulations. These businesses maintain valuable inventories onsite, and typically also have significant cash holdings since transactions are often conducted in cash. Facilities are exposed to theft both from outsiders and employees. In addition, business operators in most legal cannabis states must show regulatory agencies that security systems carefully protect and track inventories and transactions. Failure to do so could not only result in large losses, but also threaten businesses’ operating permits and force closure. In Washington and Colorado, the new adult cannabis use laws opened the industry’s eyes to the need for on premise security to control and enforce the age restrictions and act as a deterrent to the general public who is now able to enter a shop without being screened by the state as is the case in a medical dispensary.

We provide effective security solutions to cannabis businesses, including installations of alarms, door access systems, video cameras, security system design and consulting businesses in the state licensing process.  All systems and services are guaranteed to meet individual state regulatory requirements.

Security Systems

Our security system solutions include state of the art equipment and services for customer installations.  Our core existing products and services include the following:

•	IP CCTV systems
•	Intrusion alarm systems
•	Perimeter alarm systems
•	Access control
•	Security consulting

Physical Security

In 2015 Canna Security plans to offer armed guards and armed transport services through The Cloverton Group, a division of Canna Security. The Cloverton Group provides armed guards, armed transport, site risk assessments and consulting services. We have made significant investments in armed vehicles, state security licenses and highly trained staff in anticipation of the introduction of The Cloverton Group to the Colorado market. We plan to expand The Cloverton Group’s market in 2015 and 2016 by developing strategic partners in states outside of Colorado.

Our physical security solutions include the following:

•	Armed guards
•	Armored transport
•	Executive protection
•	Background checks
•	Investigations
•	Risk assessment

Consulting

Canna Security provides consulting driven by client needs and focused on cannabis security issues. By using precise technology, detailed methods, and years of experience, we are able to create customized consultation programs for our security systems and physical security programs. As the science of cannabis grows to encompass every aspect of research into the cannabis plant, it is up to dispensaries and caregivers to bring the benefits of that research to the patients.

Industry Background

President Franklin Roosevelt made marijuana illegal on the federal level in the 1930s when it was scheduled as a narcotic.  In the 1960s and 1970s as the popularity of marijuana use grew, states realized that they needed drug enforcement surrounding marijuana.  Under the Federal Controlled Substances Act (CSA) of 1970, marijuana is currently classified as a “Schedule I drug”.  The level of enforcement in states is disparate regarding marijuana.

In 1996, Oregon and California passed legislation that legalized the possession of marijuana and use for medical purposes.  As of June 1, 2105, 23 states and the District of Columbia have legalized marijuana in one form or another.  The Colorado, Washington, Oregon, and Alaska policy to legalize recreational marijuana was not challenged by federal authorities as a result of the guidance in the August 29, 2013 memorandum from James Cole, the U.S. Deputy Attorney General, titled “Guidance Regarding Marijuana Enforcement” under the CSA.  This memorandum states that federal enforcement agencies are unlikely to enforce the CSA in states where marijuana has been legalized, and where the regulation and control is functional.

Marijuana has continuously remained an illegal substance since 1930 on the federal level.  This has led to various impediments, the most prominent of which is banking, but involves other aspects of business as well. Although the U.S. Treasury has provided guidance intended to give banks confidence that they can deal with marijuana businesses in states where marijuana is legal, many banks are still reluctant to do so.

The Market

The market itself is broken into two categories, consumers and businesses.  Consumers are those that are permitted to use marijuana for medicinal purposes and who have obtained recommendations from physicians for medical conditions that qualify under certain guidelines. In Colorado, Washington, Oregon and Alaska, anyone who is 21 or older can consume cannabis products as described above, or for recreational purposes. These consumers are the recreational and retail consumers.

Businesses include companies that handle legal marijuana directly and include cultivators, processors, dispensaries and retail distributors.  Also included in businesses are companies that do not directly handle the marijuana products, but benefit from the industry, ie. equipment manufacturers, insurance companies, lenders, etc.

Legal cannabis businesses producing and distributing cannabis products serve patient and adult consumer populations in many of the states that have passed cannabis laws. As more states adopt marijuana regulations, the number of businesses in the industry will rapidly accelerate. In a recent study by ArcView Market Research, the 2014 legal cannabis market aggregate value has been estimated at approximately $2.7 billion, with projections to increase 32% in 2015, and is projected to rise to around $8 billion within 3 years.

The Opportunity

Legal cannabis businesses operate facilities for the cultivation, processing/infused products manufacturing, the wholesale distribution of cannabis products and retail distribution of cannabis products. Cultivation sites may operate indoors with the use of artificial light, or outdoors in the open air or inside greenhouses. Processors include operations that trim and package raw marijuana flowers for sale, as well as businesses that extract oils from raw marijuana to produce cannabis-related consumable products. Distribution facilities include medical marijuana dispensaries serving patient populations, as well as cannabis retailers in states with recreational marijuana laws. Some legal cannabis facilities combine groups of these operations under one roof. All facility types require security services to protect against theft, and in many cases to comply with regulatory requirements. Thousands of cannabis facilities currently comprise Canna Security’s addressable market.

This year Canna Security is targeting businesses in the 14 states and Washington D.C. which represent the most active legal cannabis territories in the market. While market data sources are limited for this industry, Canna Security estimates there will be over 6,600 permitted cannabis facilities within these territories in 2015. Conservatively, average installation spend of $20,000 per facility, the security services market for those states is estimated to be in excess of $130 million for installation services alone.

Sales and Marketing Strategy

Growth within these states, in addition to new states coming online and the expansion of cannabis programs in mature markets, will increase the addressable market. These expanded state regulatory approvals that permit lager patient bases for medical cannabis and recreational cannabis use, implies substantial expansion potential beyond near term market opportunities. In addition, Canna Security is now seeing expansion of its existing customer base in places like Colorado and Washington where successful brands are expanding operations into new markets like Nevada and Illinois.

States nationwide are emulating Colorado’s regulatory model, which requires tight business security and compliance with rules established by industry oversight agencies. Canna Security’s experience with compliance in multiple states and municipalities provides a significant competitive advantage when serving businesses in new markets that are adopting rules similar to Colorado cannabis laws.

The cannabis industry is expanding not only in terms of the number of states with cannabis laws, but also in the scope of business transactions allowed under state regulations. Colorado and Washington states, for example, have implemented rules for the legal sale of recreational use marijuana in addition to medical use. Not only is this likely to greatly increase cannabis consumption in these states well beyond medical use, it paves the ways for other states to permit recreational marijuana as well.

Canna Security expanded operations through acquisition of new customers in the growing cannabis market both by entering new states and capitalizing on the growth of its large customer base in Colorado and Washington. We are positioning The Cloverton Group to become a significant role in the overall growth of the company both short and long term by completing various financing transactions, adding key management staff to its office to aggressively scale its reach and market share nationally.

In addition, Canna Security will continue to achieve market penetration in key states by working with state regulatory agencies to influence security compliance, adding key personnel, word of mouth, client expansion into new markets and targeted marketing campaigns in Arizona, Alaska, Oregon and California which characterize the lion’s share of new opportunities outside of Colorado and Washington.

Employees

As of November 1, 2015, we employed 16 full time employees. We have no labor union contracts and believe relations with our employees are satisfactory.

Competition

We have positioned ourselves as an innovative security firm that offers dependable services. Our competition includes [Blue Line Protection Group, Security Grade Protective Services and Safe Systems, Inc. and a variety of smaller, local security companies. Certain of these security providers are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors on the basis of our favorable reputation for outstanding reliability, customer service and satisfaction. There is no assurance, however, that our ability to our services successfully will not be impacted by competition that now exists or may later develop.

Government Regulation

Marijuana is categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, 23 states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and four states, Colorado, Washington, Alaska and Oregon, including the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;
●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;
●	cannabis grown in states where it is legal is not being diverted to other states;
●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;
●	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;
●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and
●	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We believe and have implemented procedures and policies to ensure we are operating in compliance with the “Cole Memo”. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations.

While initially it was difficult for us to access the banking system it has become easier with less stringent interpretations of the Cole memo.  Our banks have requested information through questionnaires based on the Cole memo and we believe the banks have realized that our participation in the marijuana industry is limited by the amounts of marijuana that our employees are exposed to and the vendors that we pay.

The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled "Forward Looking Statements." The risks and uncertainties described below are not the only ones we are facing. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and our shareholder may lose all or part of their investment in our company.

Risks Related to Our Business and Our Industry

Our business is dependent on state laws pertaining to the cannabis industry.

As of June 30, 2015, 23 states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Colorado, Washington, Oregon and Alaska have legalized cannabis for adult use. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under Federal law.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

Laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Any change in law or interpretation could have a material adverse effect on our business, financial condition, and results of operations.

As the possession and use of cannabis is illegal under the federal controlled substances act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users.  As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us.  If the federal government were to change its practices, or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Expansion by well-established security companies into the cannabis industry could prevent us from realizing anticipated growth in customers and revenues.

Traditional security companies may expand their businesses into cannabis security services. If they decided to expand into cannabis security services, this could hurt the growth of our business and cause our revenues to be lower than we expect.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks who do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our customers, to do business.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have not generated positive earnings and there can be no assurance that we will achieve profitable operations. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We may need additional capital to fund our operations.

Even with the proceeds of the September Private Placement, we will require additional capital to fund our current operations and anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us.  In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

Our failure to manage growth effectively could impair our business.

Our business strategy envisions a period of rapid growth that may put a strain on our administrative, operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent on Daniel Williams, our Chief Executive Officer and Director.  The loss of Mr. Williams could have a material adverse effect upon our business prospects.  Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, to assist with the execution of our business plan.  There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties.  The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

We have taken various steps to address our ability to retain our key employees. We have nondisclosure and non-compete agreements with all of our employees.

Our lack of patent and/or copyright protection and any unauthorized use of our proprietary information and technology, may adversely affect our business.  Information technology, network and data security risks could harm our business.

We currently rely on a combination of protections by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property which includes certain brand names, trademarks and business processes.  However, we cannot assure you that we will be able to adequately protect our intellectual property from misappropriation in the U.S.  This risk may be increased due to the lack of any patent and/or copyright protection.  Despite our efforts to protect our intellectual property rights, others may independently develop similar marks or duplicate our service offerings.  In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights in the U.S. in a cost-effective manner.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers.

As a public company, we are required to incur substantial expenses.

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulations enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC will cause our expenses to be higher than they would be if we were privately-held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

RISKS RELATED TO OUR COMMON STOCK

Our officers and directors own a large amount of our common stock, are in a position to affect all matters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of November 9, 2015 our officers and directors beneficially own an aggregate of 59,878,217 (59.7%)  shares of our common stock.  We have 100,264,022 outstanding shares of common stock as of November 9, 2015.  These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers, directors and their affiliates may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The non-controlling shareholders would be severely limited in their ability to override their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTCQB, however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange, including the NASDAQ Stock Market.  The OTCQB is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

Applicable sec rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.   Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Series A Preferred grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. The issuance of shares of common stock in the future, issuances or deemed issuances of additional shares of common stock for a price below the applicable preferred stock conversion price (currently $0.25 per share),  will have the effect of diluting current shareholders.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our operating results may fluctuate causing volatility in our stock price.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results causing volatility in our stock price:

●	Our ability to execute our business plan;

●	Our ability to compete effectively;

●	Our ability to continue to attract consumers;

●	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

●	General economic conditions and those economic conditions specific to cannabis industry; and

●	Our ability to attract, motivate and retain top-quality employees.

Our stock price may be volatile.

The market price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Changes in our industry;

●	Competitive pricing pressures;

●	Our ability to obtain working capital financing;

●	Quarterly variations in our results of operations;

●	Changes in estimates of our financial results;

●	Investors’ general perception of us;

●	Disruption to our operations;

●	The emergence of new sales channels in which we are unable to compete effectively;

●	Commencement of, or our involvement in, litigation;

●	Any major change in our board or management; and

●	Changes in governmental regulations or in the status of our regulatory approvals.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the September Private Placement upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns no properties and leases a property at 4704 Harlan Street, Suite 511, Denver, CO  80212, pursuant to a year lease expiring on August 31, 2016 requiring monthly payments of $ 4,444.00.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB tier of the OTC Markets, Inc. and has traded under the symbol “CSAX”.  Prior to August 7, 2015, our symbol was “ASTA”. Our stock has been thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop.

As of November 9, 2015, there were approximately 184 record holders, an unknown number of additional holders whose stock is held in “street name” and 100,264,022 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this report, and the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this report.  As discussed in more detail in the Section entitled “Cautionary Statement Regarding Forward-Looking Statements,” this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.

We define our accounting periods as follows:

•	“fiscal 2014”—August 1, 2013 through July 31, 2014, and
•	“fiscal 2015”—August 1, 2014 through July 31, 2015.

OVERVIEW

The Company

Historically, we have been engaged in the business of yacht maintenance, repairs, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing in the Russian Federation and had been exploring expansion in North America since our formation on June 12, 2013.  We changed our name from Asta Holdings, Corp. to CSA Holdings, Inc. effective July 9, 2015. On September 4, 2015, we completed the acquisition of Canna Security discussed below. Since completion of acquisition of Canna Security, we are evaluating our prospects for future growth in our yacht maintenance business and depending on the outcome of our evaluation, we may elect to abandon it. The analysis in this section relates to our historic yacht maintenance business and does not reflect the Canna Security’s financial results as we acquired Canna Security after the end of fiscal 2015.

Acquisition of Canna Security

Effective March 25, 2015 (the "Effective Date"), we entered into a merger and exchange agreement (the "Agreement") with Canna Security Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and Canna Security. The Agreement was subsequently amended on June 30, 2015 (the "First Amendment") and August 17, 2015 (the "Second Amendment").  We closed the transaction contemplated under the Agreement (the "Merger") as of September 4, 2015 and Acquisition Subsidiary merged into and with Canna Security, and Canna Security, as the surviving limited liability company, became a wholly-owned subsidiary of the Company. The Merger closed subsequent to our fiscal year ended July 31, 2015.

Pursuant to the terms and conditions of the Agreement, the members who collectively own 100% of the issued and outstanding units of Canna Security immediately prior to the closing of the Merger exchanged their units for an aggregate of 69,980,020 shares of our common stock. In addition, pursuant to terms of the Agreement and immediately prior to the closing of the Merger, George Furlan cancelled 103,300,010 shares of our common stock.

Private Placement and Conversion of Debt

Concurrent with the closing of the Merger on September 4, 2015, we issued to 17 accredited investors, 907,564 shares of our 5% Series A Convertible Preferred Stock (the "Series A Preferred") at an original issue price of $1.00 per share (the "Stated Value") for an aggregate purchase price of $907,563.42 (the "September Private Placement"). Concurrent with the closing of the Merger on September 4, 2015, the holders of certain indebtedness of Canna Security in the principal amount of $460,500 plus accrued interest of $18,063.42 (the "Exchange Debt") agreed to exchange the Exchange Debt for shares of the 5% Series A Convertible Preferred Stock (the "Series A Preferred ") at an exchange rate of $1.00 of Exchange Debt for each share of Series A Preferred.

Amended and Restated Articles of Incorporation

We amended and restated our articles of incorporation effective as of July 9, 2015 (the "Amended and Restated Articles") to:

(1)	Change our corporate name from ASTA HOLDINGS CORP. to CSA HOLDINGS INC.;
(2)	Increase the number of authorized shares of common stock, $0.001 par value from 75,000,000 to 500,000,000;
(3)
Create a class of preferred stock consisting of 20,000,000 shares, 2,000,000 of which are designated as Series A Convertible Preferred, $0.001 par value per share and the designations and attributes for the remaining 18,000,000 shares of preferred stock are left for future determination by our board of directors;

(4)	Effect a one (1) for 13.8 forward stock split (the "Forward Split") of the authorized and issued and outstanding shares of its common stock, par value $0.001 per share;
(5)	Provide that the provisions of Nevada Revised Statutes §§ 78.378 to 78.3793 inclusive, are not applicable to the Company; and
(6)	Include indemnification provisions.

All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Change in Fiscal Year

On September 3, 2015, our Board of Directors unanimously authorized a change in our fiscal year end from July 31 to December 31 each year, beginning on January 1, 2016 to coincide with the fiscal year of CSA.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of our yacht maintenance business and do not include the results of operations of Canna Security which we acquired after the end of fiscal 2015.

Revenue

Total revenue decreased $3,300 to $0 for fiscal 2015 compared to $0 in fiscal 2014. This decrease was a result of a reduction in demand for our services.

Operating Expenses

Total operating expenses for fiscal 2015 increased by $58,946 to $ 91,305, compared to fiscal 2014 primarily as a result of an increase of $51,757 in general and administrative expenses related to the relocation of our corporate offices to the U.S., acquisition costs and accounting and legal fees related to our efforts to acquire Canna Security. We expect a significant increase in our operating expenses as we pursue operations as a cannabis security provider.

Other Expenses

Other expenses for fiscal 2015 increased by $7,189 primarily as a result of the increase in rent expense. We expect a significant increase in our other expenses as we pursue operations as a cannabis security provider.

Net Loss

The net loss for fiscal 2015 was $91,305, an increase of $62,246 compared to fiscal 2014, primarily as a result of the reduction in revenues and increases in expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.  As of July 31, 2015, our working capital deficit amounted to $ 27,452, a reduction of $37,552 as compared to working capital of $10,100  as of July 31, 2014. This decrease is primarily a result of increases in our net loss. Working capital deficit at July 31, 2015 was made up of accounts payable.

Net cash used in operating activities was $63,853 during fiscal 2015 compared to $29,384 in fiscal 2014. The increase in cash used in operating activities is primarily attributable to our net loss, partially offset by an increase in accounts payable.

Net cash provided by financing activities during fiscal 2015 was $53,843 compared to $31,800 in fiscal 2014. The increase was primarily a result of additional loans made to the company by shareholders partially offset by an absence of  proceeds from the sale of its common stock.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy which includes increasing the scope of our cannabis service offering within existing markets and expansion into new markets. The decisions we make with regard to these activities drive the level of capital required and the level of our financial obligations.

If we are unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our operations and expansion plans. We have analyzed our liquidity requirements and have determined that we do not have sufficient liquidity to execute our business plan for the next 12 months.

Recent Financing Transactions

5% Series A Convertible Preferred Stock

Concurrent with the closing of the Merger on September 4, 2015, we issued to 17 accredited investors, 907,564 shares of our Series A Preferred at an original issue price of $1.00 per share (the "Stated Value") for an aggregate purchase price of $907,563.42 (the "September Private Placement"). Concurrent with the closing of the Merger on September 4, 2015, the holders of certain indebtedness of Canna Security in the principal amount of $460,500 plus accrued interest of $18,063.42 (the "Exchange Debt") agreed to exchange the Exchange Debt for shares of the 5% Series A Convertible Preferred Stock (the "Series A Preferred ") at an exchange rate of $1.00 of Exchange Debt for each share of Series A Preferred.

The Series A Preferred have the following rights, preferences and designations as provided for in the Certificate of Designation filed with Secretary of State of the State of Nevada with a July 9, 2015 effective date:

Liquidation Preference and Ranking. Upon a liquidation event, the Company shall first pay to the holders of the Series A Preferred an amount per share equal to the Stated Value (i.e., $1.00 per Series A Preferred Share), plus all accrued and unpaid dividends and any other fees or liquidated damages then due and owing thereon on each share of Series A Preferred (the "Series A Preference Amount"). After full payment of the liquidation preference amount to the holders of the Series A Preferred, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any). The Series A Preferred are intended to rank senior to the Company's common stock and senior to any other shares of preferred stock the Company may issue in the future.

Dividends. The Series A Preferred will carry an annual 5% per share cumulative dividend on the sum of the Stated Value, payable when and if declared by the Board of Directors and prior and in preference to payment of any dividends on the common stock.

Optional Conversion. The holders of Series A Preferred will, at any time from and after six (6) months after the first issuance of any of the Series A Preferred, be entitled to convert each Series A Preferred Share into shares of common stock at a conversion price of $0.25 per share, as adjusted. The Series A Preferred contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

Anti-Dilution. If, at any time during the five year period after the date when the Series A Preferred is issued, the Company or any subsidiary, as applicable sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than a conversion price of $0.25 per share, as adjusted, then such conversion price shall be reduced to equal the lower issuance price.

Voting Rights. The Series A Preferred shall be entitled to one vote per share on matters submitted to a vote of the stockholders of the Company.

Protective Provisions. In addition to any other vote or approval required under the Company's charter or bylaws, the Company will not, without the written consent of the holders of at least 51% of the Company's Series A Preferred, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon certain liquidation events, senior to, or otherwise pari passu with, the Series A Preferred, (c) amend the Company's charter documents in any manner that adversely affects any rights of the holders of Series A Preferred, (d) increase the number of authorized shares of Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.

Negative Covenants. As long as any shares of Series A Preferred are outstanding, unless the holders of at least 51% of the then outstanding shares of Series A Preferred shall have otherwise given prior written consent, the Company shall not, and shall not permit any of the subsidiaries to, directly or indirectly, do the following:

a)	The Company shall be prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction. "Variable Rate Transaction" means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price.

b)	enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom which individually or in the aggregate exceed $100,000;

c)	enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom which individually or in the aggregate exceed $100,000;

d)	amend its charter documents, including, without limitation, its articles of incorporation and bylaws, in any manner that materially and adversely affects any rights of the Holder;

e)	repay, repurchase or offer to repay, repurchase or otherwise acquire shares of its equity securities, other than as permitted or required under the Certificate of Designation;

f)	pay dividends or distributions on securities junior to the Series A Preferred;

g)	enter into any employment agreement with any officer, director or employee of the Corporation or any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm's-length basis and is deemed fair and reasonable by the Company's Board of Directors which shall include at least one independent director; or

h)	enter into any agreement with respect to any of the foregoing.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of July 31, 2015, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of our Financial Statements included elsewhere in this Annual Report on Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of July 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2014, 2013 and 2012 remain open to examination.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-15 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 1992 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of July 31, 2015 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of July 31, 2015:

•	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.
•	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Daniel Williams	37	Chief Executive Officer, Chief Financial Officer and Director
Chuck Smith	54	Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until    removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our board of directors appoints officers annually and each executive officer serves at the discretion of our board of directors.

                  Daniel Williams.  Daniel Williams is the founder of Canna Security and has been its CEO and President since 2009. Canna Security is a leading security solutions provider for the medical marijuana industry. One of Mr. Williams primary responsibilities at Canna Security is development of security solutions to facilitate compliance with marijuana industry regulations. From 2007 until he founded Canna Security, Mr. Williams was security consultant providing a variety of security system services including development of brand-specific security standards, coordination and management of national security system implementations. In2002 Mr. Williams founded SpecOps Surveillance LLC, in Westport, Connecticut, specializing in custom surveillance system design and technologies which he operated until 2006. Mr. Williams earned a Bachelor’s Degree in Economics from Wheaton College.

No family relationship exists between Mr. Williams and any other executive officer or director. Except for the merger with the Company and Mr. Williams’ interest as a member and manager of Canna Security, there have been no transactions, and are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at yearend for the last two completed fiscal years, and in which Mr. Williams had or will have direct or indirect material interest.

We have not entered into any compensation agreements with Mr. Williams, and we will not pay a salary to Mr. Williams until we have adequate funds to do so.

As the Chief Executive Officer of our company, Mr. Williams brings our board his considerable experience in the strategic planning and growth of companies in the cannabis security sector and qualifies him to continue to serve as a director of our company.

Chuck Smith.  Chuck Smith, age 54, is the Chief Operating Officer and acting Chief Financial Officer for Dixie Brands, Inc. since 2014 and is responsible for the day-to-day oversight of company operations, production, sales, finance and long-term strategic planning.  Mr. Smith is also one of the original founders of the Dixie Elixirs and Edibles Company in 2009. Mr. Smith is also the President of Bella Terra Realty Holdings since 2007. Mr. Smith was President of Sagebrush Realty Development from 2005 – 2007.

Mr. Smith has over twenty five (25) years of experience in a variety of industries. He has a strong financial background, holding the position of Chief Financial Officer for a mid-sized retail apparel chain, has built and managed sales and marketing teams for private and publicly traded technology companies, and has successfully founded two companies, including one in the alcohol beverage industry.

Mr. Smith has a Bachelor's degree in Accounting from the University of Maryland and an MBA from the Owen Graduate School at Vanderbilt University.

No family relationship exists between Mr. Williams or Mr. Smith and any other executive officer or director. Except for the Agreement and Mr. Williams' interest as a member and manager of Canna Security and Mr. Smith's indirect interest as a member of Canna Security, there have been no transactions, and are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of Company's total assets at year end for the last two completed fiscal years, and in which Mr. Williams, or Mr. Smith had or will have a direct or indirect material interest.

Mr. Smith has a direct interest in Dixie Holdings, LLC ("Dixie").  Prior to the Merger, Dixie was a member of Canna Security.  Canna Security and Dixie are parties to a Unit Purchase Agreement (the "Repurchase Agreement") whereby Canna Security is obligated to re-purchase a portion of Dixie's membership interest in Canna Security upon the occurrence of certain liquidity events (such as the Merger). Immediately prior to the closing of the Merger, Canna Security repurchased 50% of Dixie's membership interest in Canna Security for a total price of $235,715 to be paid by Canna Security in installments as follows: $117,857 within five days of the closing of the Merger and the remainder before the one-year anniversary of the closing of the Merger. Additionally, the Repurchase Agreement provided that Canna Security would cause Company to appoint Charles Smith as a director of Company.

As a business executive, Mr. Smith brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board of directors.

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than 56% of our outstanding common stock. The board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire board of directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the board and the Company, to maintain a balance of knowledge, experience and capability.

The board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Typically, our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for:

•	our principal executive officer or other individual serving in a similar capacity during the year ended July 31, 2015,
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at July 31, 2015 whose compensation exceed $100,000, and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at July 31, 2015.

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)
Daniel Williams,	2015	$0	-	0	$0
Chief Executive Officer (1)

George Furlan (2)	2015	$0			$0

(1)	Mr. Williams was appointed as our Chief Executive Officer on March 25, 2015 and a director on September 4, 2015.
(2)	Mr. Furlan was appointed as our President on November 1, 2014 and resigned on March 25, 2015.

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information regarding all restricted stock, stock options and SAR awards (if any) held by our officers listed in the summary compensation table above as of July 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Daniel Williams	-	-	-	$-	-	-	-	-	-
George Furlan	-	-	-	$-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of November 9, 2015, with respect to the beneficial ownership of our outstanding common stock and preferred stock by:

•	any holder of more than 5% of our common stock,
•	each of our executive officers listed in the summary compensation table above,
•	each of our directors, and
•	our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of the Company at 4704 Harlan Street, Suite 520, Denver, CO 80212. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Series A Preferred

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Daniel Williams	0	0%
Chuck Smith	0	0%
All directors and executive officers as a group (three persons)	0	0%

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Daniel Williams	56,235,172	56.1%
Chuck Smith(2)	3,643,045	3.6%
All executive officers and directors as a Group (two persons)	59,878,217	59.7%
_____________________

(1)  Based on 100,264,022 shares of our common stock outstanding.
(2)  Mr. Smith, a director of the Company beneficially owns the shares owned by Dixie Holdings, LLC. Mr. Smith has voting and dispositive control over securities held by Dixie Holdings, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company received a short term loan from its former officer and majority shareholder in the amount of $13,650 that was forgiven and the Company's gain on the forgiveness of this loan was recognized as additional paid-in capital for the period ended July 31, 2015.

The Company utilized office space on a basis of $1,000 per month since December 2014 from an officer of the Company, while it is in the process of transitioning its operations to Colorado in anticipation of the closing on its acquisition of CSA. The Company intends to relocate its corporate offices to Colorado where CSA’s headquarters are located. Management deemed the rent-free space to be of comparable value.

The Company's former president and majority shareholder had loaned or paid expenses on behalf of the Company in the amount of $50,293 as of July 31, 2015. These loans or advances were forgiven and the Company's gain on the forgiveness of this loan was recognized as additional paid-in capital for the period ended July 31, 2015.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Cutler & Co., LLC for the fiscal years ended July 31, 2015 and 2014.

	2015	2014

Audit Fees	$8,350	$7,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,350	$7,500

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)            Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-15.

  (2)            Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

  (3)            Exhibits (including those incorporated by reference).

Exhibit No.	Description
2.1
Merger and Share Exchange Agreement dated March 25, 2015 by and among Asta Holdings, Corp., CSA Acquisition Subsidiary, LLC and CSA LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 26, 2015).

2.2
Amendment dated June 30, 2015 to Merger and Share Exchange Agreement dated March 25, 2015 by and among Asta Holdings, Corp., CSA Acquisition Subsidiary, LLC and CSA LLC. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 6, 2015).

2.3
Second Amendment dated August 17, 2015 to Merger and Share Exchange Agreement dated March 25, 2015 by and among Asta Holdings, Corp., CSA Acquisition Subsidiary, LLC and CSA LLC (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015).

3.1
Articles of Incorporation, filed June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 31, 2013 (Commission File No. 333-193153)).

Certificate of Designation of 5% Series A Convertible Preferred Stock (filed as Revised Exhibit B to the Amendment dated June 30, 2015 to Merger and Share Exchange Agreement dated March 25, 2015 by and among Asta Holdings, Corp., CSA Acquisition Subsidiary, LLC and CSA LLC. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on July 6, 2015).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 31, 2013 (Commission File No. 333-193153)).
10.1
Agreement dated December 19, 2013 between Asta Holdings, Corp. and Inturia, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 31, 2013 (Commission File No. 333-193153)).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015).
10.3	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015).
21.1*	Subsidiaries.
31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSA Holdings Inc.

Date: November 20, 2015	By:	/s/ Daniel Williams
Daniel Williams, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Williams	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer )	November 20, 2015
Daniel Williams

/s/ Chuck Smith	Director
Chuck Smith		November 20, 2015

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 NORTH HIGHWAY 89, SUITE 130
FARMINGTON, UTAH  84025
_______________

(801) 447-9572     FAX (801) 447-9578
____________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CSA Holdings, Inc.

4704 Harlan Street, Suite 520

Denver, CO 80212

We have audited the accompanying balance sheet of CSA Holdings, Inc. as of July 31, 2015 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. CSA Holdings, Inc.s’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Holdings, Inc. as of July 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations, and has minimal working capital which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
November 19, 2015

Board of Directors
Asta Holdings Corp.
14 Zelenaya Street, Ste. 20
Guryevsk, Russian Federation, 238300

We have audited the accompanying balance sheet of Asta Holdings Corp. as of July 31, 2014 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asta Holdings Corp. as of July 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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

Cutler & Co., LLC
Arvada, Colorado
September 26, 2014

CSA HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
As of July 31, 2015 and 2014

	July 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$-	$10,010
Total Current Assets	-	10,010

TOTAL ASSETS	$-	$10,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$27,452	$-
Loans from shareholder	-	10,100
Total Current Liabilities	27,452	10,100

Total liabilities	27,452	10,100

Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value: 20,000,000 shares authorized;
0 shares issued and outstanding at July 31, 2015 and 2014, respectively	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
133,584,000 shares issued and outstanding at July 31, 2015 and 2014	133,584	133,584
Additional paid-in capital	(40,341)	(104,284)
Accumulated Retained deficit	(120,695)	(29,390)
Total Stockholders' Deficit	(27,452)	(90)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$10,010

The accompanying notes are an integral part of these financial statements.

CSA HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended July 31, 2015 and 2014

	Year Ended July 31,
	2015	2014
Revenues	$-	$3,300

Operating Expenses:
General and administrative expenses	91,305	32,359

Total operating expenses	91,305	32,359

Loss from Operations	(91,305)	(29,059)

Loss before Income Taxes	(91,305)	(29,059)

Provision for Income Taxes	-	-

Net (Loss)	$(91,305)	$(29,059)

Net (Loss) Per Share:
Basic and Diluted	$-	$-

Weighted Average Shares Outstanding
Basic and Diluted	133,584,000	113,007,248

The accompanying notes are an integral part of these financial statements.

(Formerly Asta Holdings, Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended July 31, 2015 and 2014

	Year Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(91,305)	$(29,059)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
Changes in assets and liabilities:
Increase/(decrease) in accounts payable	27,452	(325)
Increase in customer prepayment	-	-

Net cash (used) by operating activities	(63,853)	(29,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	21,800
Increase in loans from shareholders	53,843	10,000

Net cash from financing activities	53,843	31,800

Net increase (decrease) in cash	(10,010)	2,416

CASH AT BEGINNING PERIOD	10,010	7,594

CASH AT END OF PERIOD	$-	$10,010

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Contribution of capital of loans from shareholders	$63,943	$-

The accompanying notes are an integral part of these financial statements.

CSA HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
For the Years Ended July 31, 2015 and 2014

			Additional		Total
	Capital Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	(Deficit)	Deficit
Balance, August 1, 2013	103,500,000	$103,500	$(96,000)	$(331)	$7,169

Common stock issued for cash at $.001 per share	30,084,000	30,084	(8,284)	-	21,800

Net loss for the year ended July 31, 2014	-	-	-	(29,059)	(29,059)

BALANCE, July 31, 2014	133,584,000	133,584	(104,284)	(29,390)	(90)

Contribution of debt to additional paid-in capital	-	-	63,943	-	63,943

Net loss for the year ended July 31, 2015	-	-	-	(91,305)	(91,305)

BALANCE, July 31, 2015	133,584,000	$133,584	$(40,341)	$(120,695)	$(27,452)

The accompanying notes are an integral part of these financial statements.

CSA HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION

Organization and Description of Business

CSA Holdings Inc. ("the Company," "our" or "we") was incorporated in Nevada in 2013 for the purpose of operating a yacht repair and maintenance business in the Russian Federation.

Effective November 21, 2014, Uladzimir Astafurau, the Company's President, Treasurer, Secretary, sole director and the holder of approximately 77.5% of the Company's outstanding common stock sold 103,500,000 shares of the Company's common stock to George Furlan in exchange for Mr. Furlan's payment of $150,000 (the "Stock Purchase"). In addition, effective November 21, 2014, Mr. Astafurau agreed to release the Company and Mr. Furlan from any stockholder loan that was owed by the Company to Mr. Astafurau. In connection with the Stock Purchase, effective November 21, 2014, Mr. Astafurau resigned as the Company's President, Treasurer, Secretary and sole director. Effective November 21, 2014, the Board appointed Mr. Furlan as the Company's President, Secretary and sole director.

Effective March 25, 2015 (the "Effective Date"), the Company entered into a merger and exchange agreement (the "Merger Agreement") with CSA Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and CSA LLC ("CSA"). The Merger Agreement was subsequently amended on June 30, 2015 (the "First Amendment") and August 17, 2015 (the "Second Amendment").

Pursuant to the terms and conditions of the Merger Agreement, the members who collectively own 100% of the issued and outstanding units of CSA immediately prior to the closing of the Merger agreed to exchange their units for an aggregate of 69,980,020 shares of our common stock.  In addition, the Company agreed to complete the following conditions prior to the closing:

1.            We shall have raised at least $1,100,000 via the sale of our preferred stock as contemplated in the Merger Agreement,
2.            We shall effect a forward split of our common stock at a ratio of 1-to-13.8,
3.            We shall have received the 2014 and 2013 CSA audited financial statements in form satisfactory to us,
4.            The CSA members and certain of our stockholders shall have entered into a market stand-off agreement in a form satisfactory to us and to CSA,
5.            We shall have amended our articles of incorporation to change our name to "CSA Holdings, Inc.", authorize 300,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share and designate 1,500,000 shares of Parent Preferred Stock as Series A Preferred Stock;
6.            We shall have hired a Chief Operating Officer,
7.            George Furlan, our Director and controlling shareholder shall have cancelled 7,485,508 shares of our common stock;
8.            We shall have changed our fiscal year end to December 31st;
9.            The parties shall have received the written consent of the CSA members authorizing the exchange of CSA units for shares of our common stock; and
10.          CSA shall have completed the repurchase of 125,000 of its Units from certain of its members as provided for in the Merger Agreement.

The Merger closed as of September 4, 2015.  See Note 7 - Subsequent Events.

Presentation

The balance sheets of the Company as of July 31, 2015 and 2014, the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended July 31, 2015 and 2014 (the financial statements) include all adjustments (consisting of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of CSA Holdings Inc. and its subsidiary.  CSA Acquisition, LLC was formed in contemplation of the merger with CSA which closed on September 4, 2015. See Note 7 - Subsequent Events. All intercompany transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $120,695 as of July 31, 2015 and further losses are anticipated in the development of its business and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders' equity and cash flows disclosed activity since the date of our incorporation as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

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

Significant Accounting Policies

This summary of significant accounting policies of CSA Holdings Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Concentration of Risk

The Company places its cash with established financial institutions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments, if any purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments.

The recorded amounts of financial instruments, including accounts payable and loan from shareholder approximate their market values as of July 31, 2015 due to the short term maturities of these financial instruments.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company records interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of July 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The company also did not have any uncertain tax benefits during these years. The tax years 2014, 2013 and 2012 remain open to examination.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended July 31, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718," Compensation – Stock Compensation", when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options

As of July 31, 2015 the Company has not issued any stock-based payments to its employees.

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

No potential dilutive debt or equity instruments were issued or outstanding during the years ended July 31, 2015 and 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – RISKS AND UNCERTAINTIES

The Company is subject to risks and uncertainties, including its ability to raise capital to operate CSA upon completion of its planned acquisiotn, new service offerings, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history.

NOTE 4 – STOCKHOLDERS' DEFICIT

Common stock

The Company’s authorized capital stock consists of (i) 500,000,000  shares of common stock, par value $0.001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.001 per share, of which 2,000,000 shares have been designated as Series A Convertible Preferred Stock.  We had 133,584,000 shares of common stock issued and outstanding as of July 31, 2015 and no shares of Series A Convertible Preferred Stock outstanding as of July 31, 2015.

Effective July 9, 2015,  We filed Amended and Restated Articles of Incorporation that became effective on July 9, 2015 which

(1)	Changed the Company's corporate name from ASTA HOLDINGS CORP. to CSA HOLDINGS INC.;
(2)	Increased the number of authorized shares of common stock, $0.001 par value from 75,000,000 to 500,000,000;
(3)
Created a class of preferred stock consisting of 20,000,000 shares, 2,000,000 of which are designated as Series A Convertible Preferred, $0.001 par value (the “Series A Preferred”) per share and the designations and attributes for the remaining 18,000,000 shares of preferred stock are left for future determination by our board of directors;

(4)	Effected a one (1) for 13.8 forward stock split (the "Forward Split") of the authorized and issued and outstanding shares of its common stock, par value $0.001 per share;
(5)	Provided that the provisions of Nevada Revised Statutes §§ 78.378 to 78.3793 inclusive, are not applicable to the Company; and
(6)	Included indemnification provisions.

Throughout this annual report on Form 10-K, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Forward Stock Split, unless otherwise indicated. The effect of the Forward Stock split has been retroactively applied to all periods presented in these financial statements.

Series A Preferred Stock

The Series Preferred Stock has the following rights, preferences and designations:

Liquidation Preference and Ranking. Upon a liquidation event, the Company shall first pay to the holders of the Series A Preferred Shares an amount per share equal to the Stated Value (i.e., $1.00 per Series A Preferred Share), plus all accrued and unpaid dividends and any other fees or liquidated damages then due and owing thereon on each share of Series A Preferred Stock (the "Series A Preference Amount"). After full payment of the liquidation preference amount to the holders of the Series A Preferred Shares, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any). The Series A Preferred Shares are intended to rank senior to the Company's common stock and senior to any other shares of preferred stock the Company may issue in the future.

 Dividends. The Series A Preferred Shares will carry an annual 5% per share cumulative dividend on the sum of the Stated Value, payable when and if declared by the Board of Directors and prior and in preference to payment of any dividends on the common stock.

Optional Conversion. The holders of Series A Preferred Shares will, at any time from and after six (6) months after the first issuance of any of the Series A Preferred Shares, be entitled to convert each Series A Preferred Share into shares of common stock at a conversion price of $0.25 per share, as adjusted. The Series A Preferred Shares contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

Anti-Dilution. If, at any time during the five year period after the date when the Series A Preferred is issued, the Company or any subsidiary, as applicable sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than a conversion price of $0.25 per share, as adjusted, then such conversion price shall be reduced to equal the lower issuance price.

Voting Rights. The Series A Preferred Shares shall be entitled to one vote per share on matters submitted to a vote of the stockholders of the Company.

Protective Provisions. In addition to any other vote or approval required under the Company's charter or bylaws, the Company will not, without the written consent of the holders of at least 51% of the Company's Series A Preferred Shares, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Shares or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon certain liquidation events, senior to, or otherwise pari passu with, the Series A Preferred Shares, (c) amend the Company's charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Shares, (d) increase the number of authorized shares of Series A Preferred Shares, or (e) enter into any agreement with respect to any of the foregoing.

Negative Covenants. As long as any shares of Series A Preferred Shares are outstanding, unless the holders of at least 51% of the then outstanding shares of Series A Preferred Shares shall have otherwise given prior written consent, the Company shall not, and shall not permit any of the subsidiaries to, directly or indirectly, do the following:

a)            The Company shall be prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction. "Variable Rate Transaction" means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price.

b)            enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom which individually or in the aggregate exceed $100,000;

c)            enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom which individually or in the aggregate exceed $100,000;

d)            amend its charter documents, including, without limitation, its articles of incorporation and bylaws, in any manner that materially and adversely affects any rights of the Holder;

               e)            repay, repurchase or offer to repay, repurchase or otherwise acquire shares of its equity securities, other than as permitted or required under the Certificate of Designation;

f)            pay dividends or distributions on securities junior to the Series A Preferred Shares;

g)            enter into any employment agreement with any officer, director or employee of the Company or any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the Commission, unless such transaction is made on an arm's-length basis and is deemed fair and reasonable by the Company's Board of Directors which shall include at least one independent director; or

h)            enter into any agreement with respect to any of the foregoing.

Common Stock Issuances

In April 2014, the Company issued 30,084,000 shares of its common stock at $0.0007 per share for total proceeds of $21,800.

Additional Paid-in Capital

Under the terms of the Stock Purchase agreement discussed in Note 1, effective November 21, 2014, Mr. Astafurau agreed to forgive the balance of the stockholder loan that was owed by the Company to Mr. Astafurau as a contribution to capital. The forgiveness of Mr. Astafurau' s $13,650 loan to the Company has been recognized as additional paid in capital.  Additionally, certain loans subsequent to this were made to the Company in the amount of $50,293.  These loans were forgiven and have been recognized as additional paid in capital.

NOTE 5 – INCOME TAXES

Deferred taxes are provided on an asset and liability approach whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of deferred income tax assets (liabilities) at January 31, 2015, were as follows:

	Balance	Rate	Tax
Federal loss carryforward (expires through 2034)	$120,695	34%	$41,036
Valuation allowance			(41,036)
Deferred tax asset			$-

At July 31, 2015, the Company had an a net operating loss carry forward for Federal income tax purposes totaling approximately $120,695 which, if not utilized, will begin to expire in 2033 and will completely expire in the year 2034. During 2014, the valuation allowance increased by $31,044 from $9,993 as of July 31, 2015.

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

The Company received a short term loan from its former officer and majority shareholder in the amount of $13,650 that was forgiven and the Company's gain on the forgiveness of this loan was recognized as additional paid-in capital for the period ended July 31, 2015.

The Company utilized office space on a basis of $1,000 per month since December 2014 from an officer of the Company, while it is in the process of transitioning its operations to Colorado in anticipation of the closing on its acquisition of CSA. The Company intends to relocate its corporate offices to Colorado where CSA’s headquarters are located. Management deemed the rent-free space to be of comparable value.

The Company's former president and majority shareholder had loaned or paid expenses on behalf of the Company in the amount of $50,293 as of July 31, 2015. These loans or advances were forgiven and the Company's gain on the forgiveness of this loan was recognized as additional paid-in capital for the period ended July 31, 2015.

NOTE 7 – SUBSEQUENT EVENTS

On September 4, 2015 the Company’s wholly-owned subsidiary completed the merger of the Acquisition Subsidiary with CSA pursuant to the Merger Agreement, as amended.  Upon the closing of the transaction contemplated under the Merger Agreement (the "Merger"), Acquisition Subsidiary merged into and with CSA, and CSA, as the surviving limited liability company, became a wholly-owned subsidiary of the Company. The Merger closed as of September 4, 2015.

Pursuant to the terms and conditions of the Merger Agreement, the members who collectively own 100% of the issued and outstanding units of CSA immediately prior to the closing of the Merger exchanged their units for an aggregate of 69,980,020 shares of our common stock.

Cancellation of Common Stock

Pursuant to terms of the Agreement and immediately prior to the closing of the Merger, George Furlan agreed to cancel 103,300,010 shares of our common stock.

Private Placement and Conversion of Debt

Concurrent with the closing of the Merger on September 4, 2015, the Company, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") issued to 17 accredited investors, 907,564 shares of Series A Preferred Stock at an original issue price of $1.00 per share (the "Stated Value") for an aggregate purchase price of $907,563.42 (the "Private Placement"). Concurrent with the closing of the Merger on September 4, 2015, the holders of certain indebtedness of CSA in the principal amount of $460,500 plus accrued interest of $18,063.42 (the "Exchange Debt") agreed to exchange the Exchange Debt for shares of the Series A Preferred Stock on a dollar of dollar exchange price of $1.00 per share.

As of November 13, 2015, the Company sold an additional 125,000 shares of its Series A Preferred Stock for $1.00 per share resulting in gross proceeds to the Company of $125,000.