Form 10-QT
period 2015-09-30
CSA HOLDINGS INC.
filed 2016-01-26
CIK 1586988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2015 to September 30, 2015

Commission File No. 000-55550

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  December 29, 2015 – 100,264,022 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CSA Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014

ASSETS	September 30,	December 31,
	2015	2014
	(unaudited)	(unaudited)
Current assets:
Cash	$35,956	$42,525
Accounts receivable, net of allowance for doubtful accounts of $24,500 and $25,000 for 2015 and 2014, respectively	8,799	85,003
Other current assets	2,936	4,027

Total current assets	47,691	131,555

Loan receivable from Member	-	261,573
Property and equipment, net of accumulated depreciation	159,444	42,500

Total assets	$207,135	$435,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$112,712	$34,464
Accrued expenses and deposits	418,744	246,220
Due to related party	21,905	10,000
Unit redemption payable	302,500	400,000

Total current liabilities	855,861	690,684

Total liabilities	855,861	690,684

Stockholders' deficit
Preferred stock, $.001 par value; 20,000,000 shares authorized; 957,564 shares issued and outstanding at September 30, 2015	958	-
Common stock, $.001 par value; 500,000,000 shares authorized; 100,264,022 and 69,980,032 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	100,264	69,980
Additional paid-in capital	1,667,052	848,066
Retained deficit and subscription receivable	(2,417,000)	(1,173,102)

Total stockholders' deficit	(648,726)	(255,056)

Total liabilities and stockholders' deficit	$207,135	$435,628
See notes to unaudited consolidated financial statements

CSA Holdings, Inc.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014

Revenues, includes related party revenue of $364 and $4,900 for three months and $4,397 and $12,016 for nine months of 2015 and 2014, respectively	$163,614		$282,476	$663,255	$449,083

Cost of Revenues	116,111		155,310	415,015	327,444

Gross profit	47,503		127,166	248,240	121,639

Operating expenses:

Total operating expenses	615,808		169,638	1,272,875	439,870

Loss before other expenses	(568,305)		(42,472)	(1,024,635)	(318,231

Other income (expense)

Total other income (expense)	(208,875)		69	(221,513)	120

Loss from continuing operations	(777,180)		(42,403)	(1,246,148)	(318,111

Net (Loss )	$(777,180)	$	((42,403)	$(1,246,148)	$(318,111

Net (Loss) per share:
Basic and diluted	$(0.01)		$(0.00)	$(0.01)	$(0.00

Weighted average shares outstanding
Basic and diluted	100,264,022		69,980,032	100,264,022	69,980,032

See notes to unaudited consolidated financial statements

CSA Holdings, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014

	2015	2014
	(unaudited)	(unaudited)
Cash Flows used in operating activities:
Net loss	$(1,246,148)	$(318,111)
Items not requiring cash
Depreciation	8,484	-
Loss (gain) on disposal of asset	1,873	-

Interest Expense	218,064	-
(Increase) decrease in assets:
Accounts receivable	76,204	10,149
Other current assets	1,091	(4,027)
Loan receivable from member	261,573	-
Increase (decrease) in liabilities:
Accounts payable	44,104	16,314
Accrued payroll	218,712	71,489
Other accrued expenses	(57,286)	-
Customer deposits	(58,226)	65,118
Accrued vacation	(3,865)	(9,420)

Net cash used in operating activities	(535,423)	(168,488)

Cash flows used in investing activities:
Purchases of property and equipment	(141,429)	(28,735)
Proceeds from disposal of asset	14,128	-

Net cash used in investing activities	(127,301)	(28,735)

Cash flows from financing activities
Contributions from members	-	120,530
Proceeds from subscription receivable	2,250	-
Proceeds from sale of preferred stock	429,000	-
Proceeds from issuance of debt converted to preferred stock	460,500	-
Payment of mandatorily redeemable units	(247,500)	-
Due to related party	11,905	-

Net cash from financing activities	656,155	120,530

Decrease in cash	(6,569)	(76,693)

Cash, beginning of year	42,525	110,486

Cash, end of period	$35,956	$33,793

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Income taxes	$-	$-

Interest	$-	$-

Non-cash investing and financing activities
Conversion of debt and accrued interest to preferred stock	478,564	-
Issuance of mandatorily redeemable units	150,000	-
Issuance of preferred shares for purchasers of Class A units	50,000	-
Reverse merger re-capitalization	30,284	-
Assumption of liabilities in connection with reverse merger	107,336	-

See notes to unaudited consolidated financial statements

CSA HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of business

CSA Holdings Inc. (“we,” “us,” “our,” “CSA Holdings,” or the “Company”) was incorporated in Nevada on June 12, 2013 under the name Asta Holdings, Corp. The name was changed to CSA Holdings, Inc. effective July 9, 2015. Following our September 4, 2015 acquisition of a 100% ownership interest in CSA, LLC (“Canna Security”), our wholly owned subsidiary, we became a security solutions provider catering to businesses in the legalized cannabis industry. We provide our customers security system design services, installation, consulting services in physical security solutions and security systems as part of the state licensing process in the legalized cannabis business. Historically, we had been engaged solely in the business of yacht maintenance, repairs, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing in the Russian Federation and had been exploring expansion in North America until its acquisition of CSA, LLC (“Canna Security”).

Acquisition of Canna Security

Effective March 25, 2015 (the "Effective Date"), we entered into a merger and exchange agreement (the "Agreement") with CSA Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and Canna Security. The Agreement was subsequently amended on June 30, 2015 (the "First Amendment") and August 17, 2015 (the "Second Amendment").  We completed the merger with Canna Security under the Agreement (the "Merger") on September 4, 2015 and Acquisition Subsidiary merged into and with Canna Security, and Canna Security, as the surviving limited liability company, became our wholly-owned subsidiary. The Merger closed subsequent to our fiscal year ended July 31, 2015.

Pursuant to the terms and conditions of the Agreement, the members who collectively own 100% of the issued and outstanding units of Canna Security immediately prior to the closing of the Merger exchanged their units for an aggregate of 69,980,032 shares of our common stock. In addition, pursuant to terms of the Agreement and immediately prior to the closing of the Merger, George Furlan cancelled 103,300,010 shares of our common stock.

Merger Financing

Concurrent with the closing of the Merger on September 4, 2015, we issued to 17 accredited investors, 907,564 shares of our 5% Series A Convertible Preferred Stock (the "Series A Preferred") at an original issue price of $1.00 per share (the "Stated Value") for an aggregate purchase price of $907,564 (the "September Private Placement"). Concurrent with the closing of the Merger on September 4, 2015, the holders of certain indebtedness of Canna Security in the principal amount of $460,500 plus accrued interest of $18,064 as discussed in Note 7 (the "Exchange Debt") agreed to exchange the Exchange Debt for shares of the 5% Series A Convertible Preferred Stock (the "Series A Preferred ") at an exchange rate of $1.00 of Exchange Debt for each share of Series A Preferred.

Recapitalization

Our acquisition of Canna Security was accounted for as a recapitalization of Canna Security since the shareholders of Canna Security obtained voting and managing control of our company. Canna Security was the acquirer for financial reporting purposes and CSA Holdings was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both CSA Holdings and Canna Security, the historical operations of Canna Security and their consolidated operations from the September 4, 2015 closing date of the acquisition. Canna Security retroactively applied its recapitalization pursuant to the terms of the Agreement for all periods presented in the accompanying consolidated financial statements.

Basis of presentation and going concern

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These unaudited financial statements should be read in conjunction with the unaudited financial statements and notes thereto for the year ended December 31, 2014.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses of $1,246,148 and $318,111 and negative cash flows from operating activities of $535,423 and $168,488 for the nine-months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had a working capital deficit of $808,170 and $559,129, respectively, and a stockholders’ deficit of $648,726 and $255,056, respectively.

The Company anticipates that it will continue to incur losses into the foreseeable future and plans to fund its losses from operations and capital funding needs through future public or private equity or debt financings, other third-party funding, collaborations or a combination of these. There can be no assurance that the Company will be able to obtain equity or debt financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects, including its ability to continue as a going concern.

The Company’s recurring net losses, working capital deficit and members’ deficit raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Use of estimates

Management uses estimates and assumptions in preparing financial statements.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Revenue recognition

Major components of revenue for the Company include installations of alarms, door access systems, video cameras, security system design, monitoring and consulting.  Revenue is recognized as those services are rendered, net of sales taxes. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. Revenue associated with the sale of equipment and related installation is recognized once delivery, installation and customer acceptance is completed.  Monitoring revenue is recognized over the life of the respective contract.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents.

Accounts receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment on the invoice date. Unpaid accounts receivable with invoice dates over 30 days old bear interest at 1% per month.

Accounts receivable are stated at the contractual amount billed to the customer plus any accrued and unpaid interest. Customer account balances with invoices dated over 90 days old are considered past due. Interest continues to accrue on past due accounts until the age of any invoices exceeds 180 days at which time the account is placed on nonaccrual status. When a customer balance is placed on nonaccrual status, the Company reverses any accrued but uncollected interest previously recognized through interest income. In addition, the Company discontinues the accrual of interest and does not resume these accruals unless the account first ceases to be classified as past due and then subsequently requalifies for accrual status.

The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company's receivable portfolio determined on the basis of historical experience and other currently available evidence.

Loan receivables and allowance for loan losses

Loans receivable are stated at unpaid principal balances, less an allowance for loan losses and net deferred loan origination fees and discounts, if any. Interest on loans is recognized over the term of the loan and is calculated using the compound-interest method on the outstanding balance of the loan.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation.  Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	Lesser of remaining term of the lease or economic useful life

Vehicles	Up to 5 years
Equipment, furniture and fixtures	3 to 7 years

Inventory

Inventory is recorded at the lower of cost (primarily first-in, first-out) or market value.

Long-lived assets

Management reviews long-lived assets for impairment quarterly or when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset.  If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded.  Fair values are determined based on the discounted cash flows, quoted market values, or external appraisals, as applicable.  Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate their fair values due to the short-term nature of these instruments.

The fair value measurement accounting literature establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy consists of three broad levels: Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority; Level 2 inputs are those that are observable, either directly or indirectly, for the asset or liability other than quoted prices included in Level 1; and Level 3 inputs, which are unobservable and are used when level 1 and 2 inputs are not available.  The Company uses appropriate valuation techniques based on the available inputs.  When available, the Company measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.  Level 3 inputs, if any, were only used when Level 1 or Level 2 inputs were not available.

Share based compensation

The Company established an equity based compensation plan for a certain employee and consultant.  Under each plan, the individuals vest in the shares of the Company based upon the terms of their respective agreements.  The Company values the shares either at the stated value contained in the agreement or using the intrinsic value method.  Compensation costs are recognized using the straight-line method. There are no equity units outstanding under the plan and no further units of Canna Security will be awarded under this plan.

Advertising

Advertising is charged to expense as incurred.  Operating expenses for the nine-months ended September 30, 2015 and September 30, 2014 includes advertising and marketing expense of approximately $1,300 and $7,300 respectively.

Recent accounting pronouncements

Management has reviewed and adopted applicable recent accounting standards updates issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Security and Exchange Commission during the nine-month period ended September 30, 2015.  Management believes the adoption of such pronouncements and revisions do not have a material impact on the Company's financial statements other than certain footnote disclosures which have been incorporated into these financial statements.

2.            PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	Sept 30, 2015	Dec. 31, 2014
	(unaudited)	(unaudited)

Vehicles	$136,775	$16,000
Furniture and equipment	40,036	35,383
	176,811	51,383
Less accumulated depreciation	(17,367)	(8,883)

Property and equipment, net	$159,444	$42,500

3.            ACCRUED EXPENSES

Accrued expenses consist of the following:
	Sept 30, 2015	Dec. 31, 2014
	(unaudited)	(unaudited)

Customer deposits	$-	$58,226
Accrued vacation	-	3,865
Payroll liabilities	306,518	87,809
Other liabilities	4,480	7,014
Refund of investor deposit	-	50,000
Other accrued expenses	107,746	39,306

Total accrued expenses	$418,744	$246,220

4.            PROVISION FOR INCOME TAXES

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1.  The Company files income tax returns in the U.S. Federal and state jurisdictions.  Generally, the Company's tax returns remain open for federal income tax examination for three years from the date of filing and four years for Colorado.  The Company is no longer subject to U.S. federal examinations by tax authorities for 2009 and 2010 and is no longer subject to state income tax examinations by tax authorities for 2009.

The Company recognizes interest and penalties associated with its tax positions in operating expenses. Interest and penalties recognized during the nine-months ended September 30, 2015 and 2014 were $1,806 and $956, respectively. These amounts are included in the Statements of Operations under the caption "Other income (expense)."

5.            COMMITMENTS AND CONTINGENCIES

Leases

In September 2013, the Company leased office space for 36 months, containing certain escalations in rent and an initial rent holiday, expiring in August 2016. The Company accounts for rent expense on a straight-line basis over the term of the lease.  Future minimum lease payments that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2015 are as follows:

Nine-months ended September 30, 2015
October 1, 2015 - August 31, 2016	$48,884
Thereafter	-

Total	$48,884

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  Any adverse outcome of any claim, in management’s opinion, individually or in the aggregate, would not have a material effect on the Company’s financial condition, results of operations or cash flows.

Concentrations

The Company's primary source of revenue is to businesses associated with the cannabis industry.
Approximately 65% of revenues came from ten customers during the nine-months ended September 30, 2015 and 59% of revenues came from five customers during the nine-months ended September 30, 2014.

Approximately 67% of accounts receivable was from three customers, none of which was a related party during the nine-months ended September 30, 2015; approximately 10% of accounts receivable was from one customer during the year-ended December 31, 2014.

The Company currently purchases most of its inventory from three suppliers.

As discussed in note 9, the Company has concentrations with a related party.

6.            UNIT REDEMPTION PAYABLE

In October, 2013, the Company issued an aggregate of 250,000 Class A Units to two investors pursuant to a Unit Purchase and Sale Agreement dated October 15, 2013 (the “Unit Purchase Agreement”). One-half of the Class A Units are mandatorily redeemable by the Company at an aggregate purchase price of $400,000 once it has received financing or capital of any form totaling the Series A raise amount of $1,960,000.

In January, 2015, the Unit Purchase Agreement was amended to change the definition of a liquidity event from $1,960,00 to any merger, reverse merger, or any other sale or swap of all or substantially all of the seller's equity with another entity or person (including, without limitation, with a public shell) or the sale of all or substantially all of the assets of the seller, which would cause the units to become mandatorily redeemable. In addition, the number of units to be repurchased and the purchase price was revised to $550,000 to redeem 125,000 Class A Units with 45% of the redemption price due within five days of a liquidity event and the remaining amount due on or before the 12-month anniversary of the liquidity event. In addition, the Company agreed to issue to the investors who purchased the Class A Units an aggregate of $50,000 of the Company’s Series A preferred stock and to appoint one member to the Company’s board of directors designated jointly by the investors.

As the Class A Units became mandatorily redeemable in September, 2015 when the Merger was completed, the Company repurchased 125,000 Class A Units for $550,000 and paid the initial amount due of $247,500 leaving a balance due of $302,500 under the terms of Unit Purchase Agreement, as amended.

7.            NOTES PAYABLE

In January 2015, the Company issued a promissory note bearing interest at the rate of 8% per annum in the amount of $250,000 to an unrelated third party which was subsequently increased to $275,000 in August 2015.  The Company also issued promissory notes bearing interest at the rate of 18% per annum to unrelated third parties in the aggregate amount of $100,000 in May 2015, and a promissory note bearing interest at the rate of 18% per annum to an unrelated third party in the amount of $85,500 in August 2015.  In connection with the loans made in May 2015 and August 2015, the Company’s subsidiary CSA, LLC issued an aggregate of 3,710 of its membership units as additional consideration for the loans. All the promissory notes aggregating $460,500 were exchanged for shares of the Company’s Series A Preferred as discussed in Note 1 - Merger Financing.

8.            RELATED PARTY TRANSACTIONS

Related party balances consisted of the following at September 30, 2015 and December 31, 2014:
	Sept 30, 2015	Dec. 31, 2014

Loan receivable from Member	$-	$261,573
Due to related party	21,905	10,000

The loan receivable from the Member includes accrued interest at 2.31%.  As of September 30, 2015 and December 31, 2014, accrued interest was $0 and $5,099, respectively.

As of September 30. 2015, the Company agreed to cancel a loan receivable from its Chief Executive Officer in the amount of $261,573 as compensation and charged the amount cancelled to operating expenses.

During the nine-months ended September 30, 2015 and 2014, the Company had sales to a related party of $4,397 and $12,016, respectively, and were recorded at cost.  As of September 30, 2015 and December 31, 2014, the Company had receivables from this related party of $0 and $41,182, respectively, and are included in accounts receivable.

Due to related party of $21,905 and $10,000 as of September 30, 2015 and December 31, 2014, respectively, represents amounts owed to the mother of the Chief Executive Officer for amounts loaned to the Company.

9.            SHARE BASED COMPENSATION

Employee

In July, 2013, the Company granted an employee an option to purchase 12,500 units for $100 commencing each year up until the fifth annual anniversary of the initial agreement.  At the date of grant, the value of the Company’s units was estimated to be $3.20 per unit and was accounted for under the intrinsic value method in 2015 and 2014.  The options vest one year from the date of grant for the life of the agreement, none of which have been exercised.  Compensation cost is recognized on a straight-line basis ($3,325 per month) over the requisite service period for the entire award. At September 30, 2015 and 2014, the total compensation expense recognized was approximately $0 and $0, respectively.

The following is an analysis of options of the Company's units issued and outstanding for the consultant and employee:
		Average
	Non vested	intrinsic
	options	value
Balance at December 31, 2014	12,500	$3.20
Granted	-	$3.20
Vested	(12,500)	$3.20
Balance at September 30, 2015	-	$3.20

10.            SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of this report, which is the date the financial statements were available to be issued.

As of December 29, 2015, the Company sold an additional 125,000 shares of its Series A Preferred Stock for $1.00 per share resulting in gross proceeds to the Company of $125,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Change in Fiscal Year End

On September 4, 2015, we acquired Canna Security as a wholly-owned subsidiary. Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition was accounted for as a “Reverse Acquisition” whereby Canna Security was deemed to be the accounting acquirer. The historical financial statements of Canna Security are presented as our historical financial statements. The historical fiscal year end of Canna Security was December 31. In connection with the Reverse Acquisition, we adopted the fiscal year end of Canna Security thereby changing our fiscal year end from July 31 to December 31. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

General

We were incorporated in Nevada on June 12, 2013 under the name Asta Holdings, Corp. We changed our name to CSA Holdings, Inc. effective July 9, 2015. Following our September 4, 2015 acquisition of a 100% ownership interest in CSA, LLC (“Canna Security”), our wholly owned subsidiary, we became a security solutions provider catering to businesses in the legalized cannabis industry. We provide our customers security system design services, installation, consulting services in physical security solutions and security systems as part of the state licensing process in the legalized cannabis business. Historically, we had been engaged solely in the business of yacht maintenance, repairs, refurbishing, winterizing, custom refinishing and modifications, interior customization and professional boat detailing in the Russian Federation and had been exploring expansion in North America until its acquisition of CSA, LLC (“Canna Security”).

Acquisition of Canna Security

Effective March 25, 2015 (the "Effective Date"), we entered into a merger and exchange agreement (the "Agreement") with CSA Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and Canna Security. The Agreement was subsequently amended on June 30, 2015 (the "First Amendment") and August 17, 2015 (the "Second Amendment").  We completed the merger with Canna Security under the Agreement (the "Merger") on September 4, 2015 and Acquisition Subsidiary merged into and with Canna Security, and Canna Security, as the surviving limited liability company, became our wholly-owned subsidiary. The Merger closed subsequent to our fiscal year ended July 31, 2015.

Pursuant to the terms and conditions of the Agreement, the members who collectively own 100% of the issued and outstanding units of Canna Security immediately prior to the closing of the Merger exchanged their units for an aggregate of 69,980,032 shares of our common stock. In addition, pursuant to terms of the Agreement and immediately prior to the closing of the Merger, George Furlan cancelled 103,300,010 shares of our common stock.

Merger Financing

Concurrent with the closing of the Merger on September 4, 2015, we issued to 17 accredited investors, 907,564 shares of our 5% Series A Convertible Preferred Stock (the "Series A Preferred") at an original issue price of $1.00 per share (the "Stated Value") for an aggregate purchase price of $907,564 (the "September Private Placement"). Concurrent with the closing of the Merger on September 4, 2015, the holders of certain indebtedness of Canna Security in the principal amount of $460,500 plus accrued interest of $18,064 as discussed in Note 7 (the "Exchange Debt") agreed to exchange the Exchange Debt for shares of the 5% Series A Convertible Preferred Stock (the "Series A Preferred ") at an exchange rate of $1.00 of Exchange Debt for each share of Series A Preferred.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Revenues decreased $118,862 to $163,614 for the three months ended September 30, 2015 compared to $282,476 in the same period in 2014 primarily as a result of a reduction in security system sales due to a change in sales management.  Of these amounts, revenue from a related party was $364 and $4,900 for the three months ended September 30, 2015 and 2014, respectively. We have hired a new sales manager for our security system services and expect revenues to increase in this category in future periods.

Cost of Revenues. Cost of revenues decreased $39,199 to $116,111 for the three months ended September 30, 2015 compared to $155,310 in the same period in 2014 primarily as a result of a decrease in revenue with a partial offset caused by higher direct labor costs.

Gross Profit.  Gross Profit decreased $79,663 to $47,503 for the three months ended September 30, 2015 compared to $127,166 in the same period in 2014 primarily as a result of a decrease in revenue and a correlating decrease in cost of revenues, partially offset by higher direct labor costs.

Operating Expenses. Operating expenses increased $446,170 to $615,808 for the three months ended September 30, 2015 compared to $169,638 in the same period in 2014 primarily as a result of compensation expense related to the cancellation of a loan receivable from the Company’s Chief Executive Officer in the amount of $261,573 and increases in legal and accounting fees related to the Merger and our SEC reporting obligations, other payroll and other operating expenses related to increased sales and marketing efforts.

Other Income (Expense). Other expense increased $208,944 to $208,875 for the three months ended September 30, 2015 compared to other income of $69 in the same period in 2014 primarily as a result of an increase in interest expense of $200,000 to reflect the additional $150,000 we agreed to pay former members of CSA, LLC and the issuance to them of 50,000 shares of our Series A Preferred for the repurchase of a portion of their membership units in CSA, LLC as discussed in Note 6 to our financial statements that appear elsewhere in this report in addition to interest expense related to our short term borrowing.

Net Loss. Net loss increased $734,777 to $777,180 for the three months ended September 30, 2015 compared to $42,403 in the same period in 2014 as a result of reduction in revenue and increases in expenses discussed above, partially offset by a reduction in cost of revenues.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue. Revenues increased $214,172 to $663,255 for the nine months ended September 30, 2015 compared to $449,083 in the same period in 2014 primarily as a result of security system sales to new customers in the first and second quarters of fiscal 2015 partially offset by a reduction in security system sales in the third quarter of fiscal 2015 discussed above.  Of these amounts, revenue from a related party was $4,397 and $12,016 for the three months ended September 30, 2015 and 2014, respectively. We have hired a new sales manager for our security system services and expect revenues to increase in this category in future periods.

Cost of Revenues. Cost of revenues increased $87,571 to $415,015 for the nine months ended September 30, 2015 compared to $327,444 in the same period in 2014 primarily as a result of an increase in revenues, offset somewhat by the better use of labor assets and cost management.

Gross Profit.  Gross Profit increased $126,601 to $248,240 for the nine months ended September 30, 2015 compared to $121,639 in the same period in 2014 primarily as a result of revenue increases discussed above and better use of labor assets and cost management, partially offset by an increase in the cost of revenues.

Operating Expenses. Operating expenses increased $833,005 to $1,272,875 for the nine months ended September 30, 2015 compared to $439,870 in the same period in 2014 primarily as a result of compensation expense related to the cancellation of a loan receivable from the Company’s Chief Executive Officer in the amount of $261,573 and increases in legal and accounting fees related to the Merger and our SEC reporting obligations, payroll and other operating expenses related to increased sales and marketing efforts.

Other Income (Expense). Other expense increased $221,633 to $221,513 for the nine months ended September 30, 2015 compared to other income of $120 in the same period in 2014 primarily as a result of an increase in interest expense as discussed above.

Net Loss. Net loss increased $928,037 to $1,246,148 for the nine months ended September 30, 2015 compared to $318,111 in the same period in 2014 as a result of increases in expenses and cost of revenue discussed above, partially offset by an increase in revenue.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company has experienced recurring operating losses and negative cash flows from operations since its inception. As of September 30, 2015, we had total cash assets of $35,956. We had total current liabilities of $855,861 and working capital deficiency of $808,170 and stockholders' deficit of $648,726 as of September 30, 2015.

Net cash used in operating activities was $535,423 during the nine-month period ended September 30, 2015 compared to $168,488 in the same period in 2014. The increase in cash used in operating activities is primarily attributable to our net loss, accrued expenses and customer deposits, partially offset by an increase in loan receiveable from member, interest expense, accrued payroll and accounts receivable.

Net cash used in investing activities was $127,301 during the nine-month period ended September 30, 2015 compared to $28,735 in the same period in 2014. The increase is primarily attributable to purchases of property and equipment, partially offset by proceeds from disposal of an asset.

Net cash from financing activities during nine-month period ended September 30, 2015 was $656,155 compared to $120,530 in the same period in 2014. The increase was a result of proceeds from the sale of preferred stock and notes converted to preferred stock, partially offset by payment for the redemption of membership units.

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

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.
Going Concern
The independent auditors' reports accompanying our December 31, 2014 and December 31, 2013 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the U.S., which contemplates continuation of the Company as a going concern. The Company has an accumulated deficit of $648,726 as of September 30, 2015 and further losses are anticipated in the development of its business, and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern.
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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Transition Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, solely as a result of the material weakness in our internal control over financial reporting identified below, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of its disclosure controls and procedures as of September 30, 2015:

•	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process resulting in the late filing of SEC reports because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

•	Significant Deficiencies – Inadequate segregation of duties.

Remediation of Significant Deficiencies and Material Weakness in Disclosure Controls and Procedures

Through our increased awareness and remediation efforts we believe that our actions will result in an improvement in our internal control over financial reporting in 2015 and beyond.  Specifically, we hired Tom Siciliano as our Chief Operating Officer who is responsible for coordination with our external accountants, auditors and legal counsel in order to ensure that we file our required SEC reports. We continue to be materially dependent upon third parties to provide us with accounting consulting and legal services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements. Management believes that the actions described above will improve the weaknesses we have identified. As we work towards improvement of our disclosure controls and procedures and implement the remediation measures, we may, however, supplement or modify these remediation measures as appropriate.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, 2015, we were not subject to any material pending legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2015, we sold and issued 125,000 shares of our Series A Preferred stock for $125,000 in cash.

During the three month period ended September 30, 2015, we issued 50,000 shares of our Series A Preferred stock as partial consideration for the repurchase of 125,000 Class A Units of our subsidiary CSA, LLC as discussed in Note 6 to our financial statements included in this report.

The securities issuances discussed above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption provided by Section 4(a)(2) of the Securities Act because, among other things, the transactions did not involve a public offering and the purchasers acquired the securities for investment and not resale.

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

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015).
10.3	Form of Debt Conversion Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015).
10.4*	Unit Purchase and Sale Agreement dated as of October 15, 2013 by and between Canna Security America, LLC (N/K/A CSA, LLC), Dixie Holdings, LLC and James Willett.
10.5*	First Amendment Unit Purchase and Sale Agreement dated as of January 24, 2015 by and between CSA, LLC, Dixie Holdings, LLC and James Willett.
31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CSA HOLDINGS INC.
Date:	January 26, 2015	By:	/s/ Daniel C. Williams
Daniel C. Williams
President (Principal Executive Officer and Principal Financial and Accounting Officer)