Form 10-K
period 2015-12-31
CSA HOLDINGS INC.
filed 2017-04-26
CIK 1586988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55550

CSA HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0683334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4704 Harlan Street, Suite 680, Denver, CO	80212
(Address of principal executive offices)	(Zip Code)

(720) 536-5824

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $545,000.

The number of shares of the registrant’s common stock issued and outstanding was 127,272,355 shares as of March 20, 2017.

Explanatory Note

CSA Holdings, Inc. (“CSA,” or “Company”, “we,” “us” or “our”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Annual Report”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report is being filed by the Company after its due date.  The Company has determined that it can best provide current and accurate information to investors and shareholders by focusing the Company’s efforts on seeking to first file this Annual Report; as well as certain disclosures of subsequent events pertaining to material events occurring up until the date of filing of this Annual Report.

The Company is also not current in its other required filings under the Exchange Act.  After filing of this Annual Report, we anticipate requesting permission from the Commission to file a Comprehensive Annual Report on Form 10-K (“Comprehensive Form 10-K”) that includes, in one comprehensive filing, business and financial information for the fiscal year ended December 31, 2016; selected, unaudited quarterly financial information of the Company for the fiscal years 2016, which had not been previously filed with the Commission; as well as certain disclosures of subsequent events pertaining to material events occurring up until the date of filing of the Comprehensive Form 10-K.  We anticipate filing this Comprehensive Form 10-K in the third quarter of 2017.

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

PART I

ITEM 1. BUSINESS

The Company

CSA Holdings Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada on June 12, 2013. We provide comprehensive security systems and services catering to businesses in the legalized cannabis (“marijuana”) industry.

Company Overview

It is our mission to be a leading comprehensive security solutions provider catering to businesses in the legalized cannabis industry. We have expanded our operations, and expect to continue to expand, as more and more states legalize both medical and recreational marijuana. As of the date of this report, marijuana sales, distribution, and use is still against federal laws in the United States.

Services

Security is a primary concern for licensed cannabis businesses and the state regulators who oversee each program. Permitted facilities must adopt strong security systems to protect their businesses and comply with regulations. These businesses maintain valuable inventories onsite, and typically also have significant cash holdings since transactions are often conducted in cash. Facilities are exposed to theft both from outsiders and employees. In addition, business operators in all legal cannabis states must show regulatory agencies that security systems carefully protect inventories and transactions. Failure to do so could not only result in large losses, but also threaten businesses’ operating permits and force closure. In Colorado and other states, the legalized cannabis use laws require “on-premise” security to control and enforce the age restrictions and regulations.

We provide effective security solutions to cannabis businesses, including installations of alarms, door access systems, video cameras, security system design and consulting, and on-site and transportation guard services. All systems and services are designed to meet individual state regulatory requirements.

Security Systems

Our security system solutions include equipment and services for customer installations. Our core existing products and services include the following:

•	Video surveillance/ systems

•	Intrusion alarm systems

•	Perimeter alarm systems

•	Access control

•	Security consulting

Guard Services

We offer armed and unarmed security guards, armored transport services, site risk assessments and consulting services. We have made significant investments in armored vehicles, state security licenses and highly trained armed staff in anticipation of transporting cash to the Federal Reserve as well as other growth opportunities.

Our physical security solutions include the following:

•	Armed and unarmed guards

•	Armored transport

•	Executive protection

•	Background checks

•	Risk assessment

Cannabis Industry

As of the date of this report, more than 30 U.S. states, and the District of Columbia, have some form a legalized marijuana, primarily known as medical and/or recreational use. If current trends continue, we expect that all states will have some form of legalized marijuana which will likely result in the reversal of federal prohibition.

To date, on a Federal United States level, marijuana has been classified as an illegal substance despite its lack of challenges and enforcement. In a 2013 memorandum from James Cole, the U.S. Deputy Attorney General at the time, stated that federal enforcement agencies are unlikely to enforce Federal laws in states where marijuana has been legalized, particularly where the regulation and control is functional.

Despite the proposed leniency on the state level, Federal prohibition has led to various impediments, the most prominent being the inability to make bank deposits normally available to other industries within the United States.

The Market

The market itself is broken into two categories, consumers and businesses. Consumers are those that are permitted to use marijuana for medicinal purposes and who have obtained recommendations from physicians for medical conditions that qualify under certain guidelines. In addition, several states have approved the recreational consumption of cannabis for adults over the age of 21. These states include Colorado, Washington, Oregon, California, Alaska, Nevada, Maine, Massachusetts, and the District of Columbia.

As a result, several newly legalized businesses, have the ability (on a state level) to cultivate, process, and distribute marijuana. Also included in the industry are companies that do not directly handle marijuana products (ancillary services), but benefit from the industry, ie. equipment manufacturers, insurance companies, lenders, etc.

Current legalization trends point to more states legalizing marijuana use on a medical and recreational level. Industry analysts, GreenWave Advisors and the ArcView Group, estimated the industry was worth $4.8 billion and $5.4 billion, respectively in 2015. GreenWave estimates the cannabis industry will hit $6.5 billion in 2016, while ArcView's report projects $6.7 billion. Both research groups estimate the industry will surpass $20 billion by the year 2020. Separate data from industry watcher Marijuana Business Daily projects the industry's economic impact could surpass $40 billion in the next five years, up from an estimated $17 billion in 2016.

The Opportunity

Legal cannabis businesses operate facilities for the cultivation, processing/infused products manufacturing, the wholesale distribution of cannabis products and retail distribution of cannabis products. Cultivation sites may operate indoors with the use of artificial light, or outdoors in the open air or inside greenhouses. Processors include operations that trim and package raw marijuana flowers for sale, as well as businesses that extract oils from raw marijuana to produce cannabis-related consumable products. Distribution facilities include medical marijuana dispensaries serving patient populations, as well as cannabis retailers in states with recreational marijuana laws. Some legal cannabis facilities combine groups of these operations. We believe all facility types require security services to protect against theft, and in many cases to comply with regulatory requirements. Thousands of cannabis facilities currently comprise our market. We target businesses in states in which the consumption of cannabis has been legalized.

Sales and Marketing Strategy

Growth within states with various forms of legalized cannabis, in addition to new states coming online and the expansion of cannabis programs in mature markets, are expected to increase the overall market in the United States. Expanded state regulatory approvals that permit larger patient bases for medical cannabis and recreational cannabis use, implies substantial expansion potential beyond near term market opportunities. In addition, Canna Security is now seeing expansion of its existing customer base in places across the United States. We will continue new strategic market penetration in existing states and new states as new laws are passed.

States with various forms of legalized cannabis consumption, require tight security and compliance with rules established by industry oversight agencies. We believe that our experience with compliance in multiple states and municipalities provides a significant competitive advantage when serving businesses in new markets.

The cannabis industry is expanding not only in terms of the number of states with cannabis laws, but also in the scope of business transactions allowed under state regulations. It is likely that all states that are legalized will have a greater consumption, paving the way for additional permits

We expect to expand operations through the acquisition of new customers in the growing cannabis market both by entering new states and capitalizing on the growth of large customer bases in Colorado, Washington, Nevada, Florida, Pennsylvania and California. We are positioning our armored vehicle services to play a significant role in the overall growth of our Company, both short and long term. This will be accomplished in large part by recently sponsored approval to deliver currency to the Federal Reserve. This will require us to expand our management staff and vehicles.

Following our acquisition of Big Al’s and Precision Operations Group in August 2016, we have expanded our security services outside of the cannabis industry to include a full range of security services such as personal security for high-profile individuals, to full-time around the clock armed protection, event security, executive protection, identity verification, and on-site security. Our strategy is primarily focused on the addition of sales and marketing personnel to accelerate our sales growth across the country.

Employees

As of the date of the report, we employ over 75 full time employees in addition to a variety of independent contractors we hire for specific projects. We have no labor union contracts and believe relations with our employees are satisfactory.

Competition

We have positioned ourselves as an innovative security firm that offers dependable services. We compete with, what we believe to be, other security firms of similar size and a variety of smaller, local security companies. Certain of these security providers are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors on the basis of our favorable reputation for outstanding reliability, customer service and satisfaction. There is no assurance, however, that our ability to our services successfully will not be impacted by competition that now exists or may later develop.

Government Regulation

Marijuana is categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, most states and the District of Columbia have passed state laws that permit medical or recreational cannabis. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

Our current understanding of federal cannabis law enforcement effectively indicates that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that federal enforcement will not change from low-priority. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Corporate History and Key Transactions

We were incorporated in Nevada on June 12, 2013 under the name Asta Holdings, Corp. and, prior to our merger with Canna Security in September 2015, were engaged in yacht maintenance and repairs and refurbishing in the Russian Federation. We changed our name from Asta Holdings, Corp. to CSA Holdings, Inc. effective July 9, 2015.

Acquisition of Canna Security and Private Placement Funding

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

Pursuant to the terms and conditions of the Agreement, the members who collectively owned 100% of the issued and outstanding units of Canna Security immediately prior to the closing of the Merger exchanged their units for shares of our common stock. In addition, pursuant to terms of the Agreement and immediately prior to the closing of the Merger, the former shareholders agreed to cancel approximately 103,000,000, resulting in a net recapitalization common stock issuance of 30,196,272 shares.

Up to, and through the closing of the Merger on September 4, 2015, we issued to 17 accredited investors, (the "September Private Placement"), 908,853 shares of our 5% Series A Convertible Preferred Stock (the "Series A Preferred") at an original issue price of $1.00 per share (the "Stated Value"). Of the Series A Preferred shares issued on September 4, 2015, previously outstanding notes payable with a principal balance of $460,500 and accrued interest of $19,353 converted at the Stated Value.

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

Change of Control

Effective March 25, 2015 (the "Effective Date"), Asta Holdings Corp. (n/k/a CSA Holdings Inc.) entered into a merger and exchange agreement (the "Agreement") with CSA Acquisition Subsidiary, LLC (the "Acquisition Subsidiary") and CSA LLC ("CSA"). The Agreement was subsequently amended on June 30, 2015 and August 17, 2015. Upon the closing of the transaction contemplated under the Agreement (the "Merger"), Acquisition Subsidiary merged into and with CSA, and CSA, as the surviving limited liability company, became a wholly-owned subsidiary of the Company. The Merger closed as of September 4, 2015.

On August 5, 2016, we entered into an amended and restated settlement agreement ("Settlement Agreement") with Daniel Williams, our former Chief Executive Officer and member of our Board of Directors. The settlement agreement provided for a cash payment of $575,000 to us to settle a dispute related to an Internal Revenue Service (“IRS”) administrative action against us and Mr. Williams for federal taxes owed to the IRS by the Company. The cash paid to the Company was used to satisfy the IRS administrative action at a cost of approximately $250,000, not including any additional interest and penalties. We used the remaining cash for working capital purposes. The Company and Mr. Williams also agreed to a mutual release of claims.

On August 5, 2016, three purchasers ("Purchasers"), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company ("Shares") owned by Mr. Williams for an aggregate purchase price of $700,000. The Purchasers consisted of (1) Emil Assentato who purchased 43,571,429 of the Shares, (2) Silvestro Spilabotte, Jr. who purchased 2,142,857 of the Shares, and (3) 15E 30 West Street, LLC who purchased 4,285,714 of the Shares. The source of the funds for the consideration paid by Purchasers was personal funds with respect to Mr. Assentato and Mr. Spilabotte, Jr. and equity contributions from investors in 15E 30 West Street, LLC. Upon purchase of the Shares, Purchasers beneficially owned approximately 50.19% of the voting securities of the Company as of August 5, 2016.

Acquisition of Big Al’s and Precision Operations Group’s Assets

On July 26, 2016, our wholly owned subsidiary CSA, LLC (the "Buyer") entered into an asset purchase agreement ("Agreement") with Big Al's Security Team, LLC, BAST Oregon, LLC, BAST Arizona, LLC, Precision Operations Group, Inc. and Precession Operations Group SHS, LLC (collectively referred to herein as the "Sellers") and closed the transaction on August 18, 2016. The Agreement provided for a cash payment of $350,000 to the Sellers and issuance of 12,000,000 shares of restricted common stock of the Company and an earn-out of up to $100,000 in cash and an additional 4,000,000 shares of restricted common stock of the Company in exchange for the acquisition of the Sellers' assets and specified liabilities related to the business of providing security services for (1) high profile individuals, (2) event security, (3) commercial security, (4) identity verification and (5) cannabis security for employers, facilities, retail stores as well as money and cannabis transportation services.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled "Forward Looking Statements." The risks and uncertainties described below are not the only ones we are facing. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and our shareholders may lose all or part of their investment in our Company.

Risks Related to Our Business and Our Industry

Our business is dependent on state laws pertaining to the cannabis industry.

As of March 2017, more than 30 states and the District of Columbia currently have laws legalizing marijuana in some form. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under Federal law.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the former Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Trump Administration will not change the previous Obama Administration stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. The Trump administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

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

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities. As of the date of filing this Annual Report we have been able to secure all insurance including general liability, cargo, director and officer’s insurance, as well as an umbrella policy to protect our company.

Insurance that is otherwise readily available, such as worker’s compensation, general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for companies to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks who do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for companies, or some of our customers, to do business. However, CSA has established many key banking relationships as well as the ability to deliver to the Federal Reserve and handle cash transport.

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

We need additional capital to fund our operations.

Even with the proceeds of our recent private placement of securities, we will require additional capital to fund our current operations and anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

 Our failure to manage growth effectively and integrate our operations with Big Al’s could impair our business.

Our business strategy envisions a period of rapid growth that may put a strain on our administrative, operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. In addition, the acquisition of Big Al’s involves the integration of companies that have previously operated independently. The integration will be a time consuming and expensive process and may materially harm Big Al's and CSA’s respective businesses if not completed in a timely and efficient manner. We may not be able to integrate the operations of our companies without encountering difficulties, including possible unanticipated costs, failure to retain key employees, the diversion of management attention or failure to integrate our information systems. In addition, the combined company may not realize the increased revenues and cost savings that they expect to achieve or that would justify the investment made. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Integration of Big Al’s and CSA may be difficult and expensive to achieve.

The merger involves the integration of companies that have previously operated independently. The integration will be a complex, time consuming and expensive process and may materially harm CSA and Big Al’s respective businesses if not completed in a timely and efficient manner. We may not be able to integrate the operations of our companies without encountering difficulties, including possible unanticipated costs, failure to retain key employees, the diversion of management attention or failure to integrate our information systems.

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

RISKS RELATED TO OUR COMMON STOCK

Our largest investors and directors own a large amount of our common stock, are in a position to affect all matters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of March 31, 2017 our officers, directors, and affiliates beneficially own an aggregate of approximately 54% of our common stock on a fully diluted basis. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers, directors and their affiliates may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The non-controlling shareholders would be severely limited in their ability to override their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTC Pink Tier of the OTC Markets Group even though we are not current in our filings with the SEC as of the date this report is filed with the Commission. Trading to date has been limited, however. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange, including the NASDAQ Stock Market. The Pink Tier of the OTC Markets is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

As described later in this report, our management has determined that as of December 31, 2015, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified significant deficiency is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders. The price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns no properties and leases a property at 4704 Harlan Street, Suite 680, Denver, CO 80212 occupying approximately 1,808 square feet, pursuant to a three-year lease expiring on August 31, 2019 requiring monthly payments of $2,460. The Company also leases a property at 2649 East Mulberry Street, Suite A #11, Fort Collins, CO 80524 occupying approximately 2,389 square feet, pursuant to a one-year lease expiring September 30,, 2017.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Pink tier of the OTC Markets Group, Inc. under the symbol “CSAX” since we became delinquent in our Exchange Act filings on April 13, 2016. Prior to August 7, 2015, our symbol was “ASTA” on the OTCQB tier OTC Markets Group. Our stock has been thinly traded on the Pink Tier of OTC and there can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low closing sales information for our common stock for the last two fiscal quarters during the fiscal year ended December 31, 2015. Prior to this period, no sales information is available. This information was obtained from the OTC Markets and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2015
December 31, 2015	$0.65	$0.10
September 30, 2015	$2.00	$0.10

As of April 10, 2017, there were approximately 64 record holders, an unknown number of additional holders whose stock is held in “street name” and 126,351,955 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Common Stock

During the year ended December 31, 2014 the Company issued 4,456,250 shares of common stock for contributions totaling $290,000.

During the year ended December 31, 2015, the Company issued 30,196,272 shares of common stock for total consideration of $74,579 associated with the recapitalization.

During the year ended December 31, 2015, the Company issued 124,000 shares of common stock, along with the issuance of preferred stock, for the settlement of previously accrued interest.

In September 2016, the Company issued 12,500,000 shares of restricted common stock for cash proceeds totaling $150,000.

In October 2016, the Company issued 3,283,333 shares of restricted common stock for cash proceeds totaling $85,000.

In November 2016, the Company issued 279,600 shares of restricted common stock for cash proceeds totaling $13,980.

Preferred Stock

In August and September of 2015, the Company issued 479,853 shares of Series A Convertible Preferred Stock, at its stated value of $1.00 per share, for the conversion of debt and previously accrued interest totaling $479,853. Additionally, the Company sold 429,000 shares of Series A Convertible Preferred Stock to investors for cash totaling $429,000.

In the fourth quarter of 2015, the Company issued 213,000 shares of Series A Convertible Preferred Stock for cash proceeds totaling $213,000.

During the year ended December 31, 2015, the Company issued 50,000 shares of Series A Convertible Preferred Stock for interest totaling $50,000.

For the period from January 1, 2016 through March 31, 2017 the Company issued 290,000 shares of Series A Convertible Preferred Stock for total cash receipts of $290,000.

No underwriters were involved in the issuance of the securities noted above. All of the securities issued above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The issuance of stock that was exempt under Section 4(a)(2) was a private offering to an accredited investor. Each of the investors represented to the Company that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, (ii) is knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company.

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

The Company Overview

Since our acquisition of Canna Security on September 4, 2015, we have been providing comprehensive security solutions catering to businesses in the legalized cannabis industry. The security solutions we provide include installations of alarms, door access systems, video cameras, security system design, physical guard security, transportation and consulting services in the state licensing process designed to meet individual state regulatory requirements.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenue

During the year ended December 31, 2015, total revenue increased approximately 26% from approximately $634,000 to approximately $800,000. The increase was primarily a result of an increase in security system installations and monitoring from 2014. Continual easing of individual state cannabis laws resulted increased levels of market participants. For the year ended December 31, 2015, approximately 11% of our revenue was generated from our guard services. With our August 2016 acquisition of Big Al’s, we expect more of our future revenues to be derived from guard services.

Payroll and Related Costs

For the year ended December 31, 2015, our payroll costs increased to $1,225,000 from approximately $355,000 in 2014. The increase is related to an overall increase in headcount; an increase in the intrinsic value of stock-based awards of approximately $278,000; the addition of management and executive level employees with higher salaries; and the approximate $267,000 of compensation paid to our former CEO. We expect our payroll and related costs to increase in line with the success of our growth plans, in particular our guard services.

Professional Fees

Our professional fees increased approximately 539% in 2015 to approximately $338,000. This year over year increase is directly related to our “going public” and recapitalization transaction completed in September 2015. As a result of the transaction, we incurred significant, and expected to be, non-recurring accounting fees for the preparation of financial statements and ’34 Exchange Act Filings; increased legal fees associated with contract preparation and review, and increased audit fees for the completion of multiple period audits. We expect our professional fees to remain at this increased levels until stabilize our accounting and other compliance functions associated with the growth in business operations.

Other General and Administrative

Other general and administrative expenses increased by approximately $152,000 in 2015 as compared to the year ended December 31, 2014. The approximate 66% increase is related to supporting the increase in our business and continued business development operations during fiscal 2015.

Interest Expense

We incurred interest expense totaling approximately $222,000 in 2015 as compared to $0 in 2014. Interest expense incurred during the year ended December 31, 2015 primarily consists of the following: non-cash discount amortization on our convertible debt of approximately $3,300; $200,000 interest incurred on our outstanding mandatorily redeemable instruments; and approximately $19,000 on previously outstanding notes payable that converted to preferred shares upon completion of our recapitalization transaction. As of the date of this report, we are actively renegotiating the terms of several of our outstanding interest-bearing obligations to reduce our interest, however, we have not entered into any formal agreements to do so and may not be successful in doing so in the future.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2015, our working capital deficit amounted to $1,061,000. Accrued payroll and related costs obligations as of December 31, 2015 account for approximately 42% of the working capital deficit and include payroll tax liabilities in excess of $350,000 (state and federal). In August 2016, we made a one-time payment of $250,000 to the IRS to relieve these obligations and entered into a monthly minimum payment plan. Additionally, two of our Board Members hold mandatorily redeemable units totaling approximately $303,000 that are due on demand. The holders have informally agreed to defer redemption, but are not under any obligation to continue to do so, and we are actively trying to renegotiate the terms of the units, but there can be no assurances that we will be successful.

Our operating activities used net cash of approximately $799,000 during fiscal 2015. Cash used to operate at our net loss of approximately $1,921,000 was off-set by non-cash interest and stock based compensation totaling approximately $506,000 and increases in our current obligations totaling approximately $569,000. We are continuing to seek increases to our gross margins and overhead reductions to reduce our cash used in operations over the next twelve months.

During the year ended December 31, 2015 our investing activities consisting of net property and equipment purchases of approximately $134,000 consisting of two armored vehicles and upgrades in our computer hardware and software. Our investing activities for the next twelve months are expected to be driven by our success in growing our business operations through acquisition, organically, or a combination of both. As noted throughout this report, we acquired the operations of Big Al’s as part of business investment plans, however, we have not yet completed our purchase accounting associated with the acquisition.

In 2015, we raised net capital of approximately $947,000 through a combination of debt and equity financing. In this regard, we issued, either directly or as a conversion of notes payable, preferred stock for total gross proceeds of approximately $1,103,000. In conjunction with this capital raise, we paid off approximately $248,000 of previously outstanding mandatorily redeemable units. Subsequent to December 31, 2015, and as of the date of this report, we raised additional cash proceeds totaling approximately $694,000 through a combination of debt and preferred and common stock issuances. We expect to need to continue raise additional cash through debt and equity financing to fund our operations for at least the next twelve months, but do not currently have any firm commitments to do so.

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

Recent Financing Transactions

5% Series A Convertible Preferred Stock

As of the date of this report, we have issued a total of 1,461,853 shares of our Series A Preferred at an original issue price of $1.00 per share (the "Stated Value") for an aggregate purchase price of $1,461,853.

The Series A Preferred have the following rights, preferences and designations:

Liquidation Preference and Ranking.Upon a liquidation event, the Company shall first pay to the holders of the Series A Preferred an amount per share equal to the Stated Value (i.e., $1.00 per Series A Preferred Share), plus all accrued and unpaid dividends and any other fees or liquidated damages then due and owing thereon on each share of Series A Preferred (the "Series A Preference Amount"). After full payment of the liquidation preference amount to the holders of the Series A Preferred, the Company will then distribute the remaining assets to holders of common stock, and other junior preferred shares (if any). The Series A Preferred are intended to rank senior to the Company's common stock and senior to any other shares of preferred stock the Company may issue in the future.

Dividends.The Series A Preferred will carry an annual 5% per share cumulative dividend on the sum of the Stated Value, payable when and if declared by the Board of Directors and in preference to payment of any dividends on the common stock. Optional Conversion. The holders of Series A Preferred will, at any time from and after six (6) months after the first issuance of any of the Series A Preferred, be entitled to convert each Series A Preferred Share into shares of common stock at a conversion price of $0.25 per share, as adjusted. The Series A Preferred contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

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

Common Stock

For the period from January 1, 2016 through the date of this report, we issued a total of 16,062,933 shares of restricted and unregistered common stock in private placement for cash proceeds totaling approximately $249,000. In addition, we received approximately $700,000 of gross proceeds via the settlement transaction with our former CEO (for more detailed information see our Current Report on Form 8-K as filed on August 11, 2016).

Notes Payable

For the period from January 1, 2016 through the date of this report, we received cash proceeds totaling approximately $155,000 via the issuance of notes payable, including $100,000 received from a member of our Board of Directors.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2015, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Embedded Conversion Features and Other Equity-linked Instruments

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. The following paragraphs identify our most critical accounting policies:

The Company classifies all of its common stock purchase warrants and options, embedded debt conversion features, and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required.

Until such instruments are completely settled, our management is required to assess the classification as the issuance of other similar instruments may impact the accounting for then outstanding instruments and could result in changes between equity and liability classification.

Stock-Based Compensation (Intrinsic Value Method)

Prior to becoming a public company, we issued 775,000 options convertible into restricted and unregistered shares of common stock. While operating as a private company, our management experienced difficulty in developing reasonable estimates of the value of these options without the incurrence of unreasonable cost and effort. In this regard, our management considered fluctuations based on, among other factors, the lack of liquidity of the underlying stock; volatility in cannabis markets and federal and state law enforcement; the relative lack of our brand awareness in a highly competitive industry with several participants having substantial financial means; our majority controlled ownership, and our history of operating losses. The consideration of these factors resulted in our management determining the most reasonable approach to estimating the fair value of the awards was based on the intrinsic value method.

Subsequent to becoming a public company, and in accordance with US GAAP, we are required to remeasure the intrinsic value of these awards at each reporting date through the date of exercise or other settlement. The changes are recorded as a component of earnings and included in general and administrative expenses.

Based on our current analysis, a $0.05 change in the intrinsic value of the options, in consideration of quoted market prices, would potentially result in the recognition of approximately $40,000 of compensation expense (benefit). Additionally, the recognition of any significant fluctuation in the intrinsic value of these outstanding awards could changes operating result results from a loss to income, and vice versa, in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on the F-pages of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 22, 2016, our Board of Directors approved the dismissal of Pritchett, Siler & Hardy, P.C. (“Pritchett”) as the Company’s independent registered public accounting firm. Pritchett succeeded Cutler & Co., LLC (“Cutler”) who was the Company’s previous independent registered public accounting firm. The Company informed Pritchett of its dismissal on January 22, 2016. The decision to dismiss Pritchett was a result of the Company’s merger with CSA, LLC and became effective as of the date of notification of dismissal and was approved by the Company’s Board of Directors. Pritchett did not resign or decline to stand for re-election. Pritchett audited the Company’s financial statements for the fiscal year ended July 31, 2015 and Cutler audited the Company’s financial statements for the fiscal year ended July 31, 2014.

The reports of Pritchett and Cutler on the Company’s financial statements for the fiscal years ended July 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on the Company’s ability to continue as a going concern as a result of the Company’s continued losses from operations since inception, and had both stockholders’ and working capital deficiencies.

During the Company’s two most recent fiscal years and through the date of dismissal, (a) the Company had no disagreements with Pritchett or Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Pritchett or Cutler would have caused either of them to make reference to the subject matter of the disagreement in connection with their reports and (b) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On January 22, 2016, the Company’s Board of Directors approved the engagement of WSRP (“WSRP”) as the Company’s independent registered public accounting firm and WSRP was engaged on January 22, 2016. During the Company’s two most recent fiscal years ended July 31, 2015 and 2014 and from August 1, 2015 through January 22, 2016, neither the Company nor anyone on its behalf consulted WSRP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that WSRP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, except that WSRP was engaged by CSA, LLC to perform an audit of CSA, LLC which the Company acquired as previously disclosed. In approving the selection of WSRP as the Company’s independent registered public accounting firm, the Company’s Board of Directors considered these services previously provided by WSRP and concluded that such services would not adversely affect the independence of WSRP.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our President and Chief Financial Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

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

Under the supervision of management, including our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 1992 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015:

•

Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. This material weakness resulted in, among other things, our failure to timely file our Annual Report on Form 10-K for the period ended December 31, 2015 as well as our quarterly reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016.

•	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and a sufficient complement of accounting personnel, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements or a delay in the filing of our required periodic reports with the SEC.

Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Thomas Siciliano	57	President, Chief Financial Officer and Secretary
Charles Smith	54	Director
James Willett	66	Director

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

Thomas Siciliano. Mr. Siciliano was appointed as our President and Chief Financial Officer on August 26, 2016 and our Chief Operating Officer as of January 22, 2016 after joining our company in November 2015 as a consultant. Prior to joining the Company, Mr. Siciliano served as a Vice President for Classic Party Rentals from 2012 to 2015 where he was responsible for establishing and implementing new operating strategies, consolidated locations and built new branding, marketing, and operations efficiencies. From 2001 to 2011, Mr. Siciliano was the Chief Operations Officer and Senior Vice President of Sales at Integrity Associates, LLC (“Integrity”), a provider of business operations and sales consulting services. In addition to his duties at Integrity, Mr. Siciliano was a speaker in the areas of leadership, operations excellences and sales training at a variety of national conventions and universities and co-author of Shifting Into Higher Gear. From 2000 – 2001 Siciliano Mr. Siciliano was a Vice President of Sales and Operations at Corporate Express, an office supply company where he was responsible for creating comprehensive sales and infrastructure strategic plans and following a merger, lead the sales, customer service and team integration. From 1995 to 2000, Mr. Siciliano was a Senior Vice President of Sales for Aramark Uniform Services. Mr. Siciliano earned a Bachelor’s Degree in Business Administration from Columbus University.

Charles Smith. Charles Smith was appointed as a director on September 4, 2015. Mr. Smith has been the Chief Operating Officer and acting Chief Financial Officer for Dixie Brands, Inc. since 2014 and is responsible for the day-to-day oversight of company operations, production, sales, finance and long-term strategic planning. Mr. Smith is also one of the original founders of the Dixie Elixirs and Edibles Company in 2009. Mr. Smith is also the President of Bella Terra Realty Holdings since 2007. Mr. Smith was President of Sagebrush Realty Development from 2005 – 2007. Mr. Smith has over twenty five (25) years of experience in a variety of industries. He has a strong financial background, holding the position of Chief Financial Officer for a mid-sized retail apparel chain, has built and managed sales and marketing teams for private and publicly traded technology companies, and has successfully founded two companies, including one in the alcohol beverage industry. Mr. Smith has a Bachelor's degree in Accounting from the University of Maryland and an MBA from the Owen Graduate School at Vanderbilt University.

As a business executive, Mr. Smith brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

James Willett. James Willett, age 66, was appointed to the board of directors on February 12, 2016. Mr. Willett is a graduate of the University of Washington and served in the United States Navy from 1974-1982. Subsequent to his service, he worked for Merrill Lynch from 1982-1987. Since 1987, Mr. Willett has been a business owner acting most recently as the majority owner and Chief Executive Officer of The Yakima Company, a waste recycling company servicing southern California, including the City of Los Angeles. Mr. Willett retired from The Yakima Company in 2003.

As a business executive, Mr. Willett brings our board his considerable experience in the development and strategic planning of companies and qualifies him to continue to serve as a director or our company.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Since we have only one person currently serving as an executive officer and two directors, we have not adopted a code of ethics for our principal executives and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations

Director Compensation

Typically, our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Mr. Williams who did not file a Form 3 and one report on Form 4 covering three transactions, Mr. Smith who did not file a Form 3 and Mr. Willet who did not file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for:

•	our principal executive officer or other individual serving in a similar capacity during the year ended December 31, 2015,
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 whose compensation exceed $100,000, and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Daniel Williams,	2015	$162,157	-		$162,157
Chief Executive Officer (1)	2014	$172,000			$172,000

Thomas Siciliano,	2015	$26,750	5,333	-	$32,083
President, Principal Executive and Financial Officer (2)	2014	$-	-	-	$-

George Furlan (3)	2015	$-	-	-	$-
Former Chief Executive Officer	2014	$-	-	-	$-

_________________

(1)	Mr. Williams was appointed as our Chief Executive Officer on March 25, 2015 and a director on September 4, 2015 and resigned his positions with the Company effective as of April 18, 2016.

(2)	Mr. Siciliano was appointed as our Principal Executive and Financial Officer on August 26, 2016. Mr. Siciliano’s employment commenced on November 3, 2015.

(3)	Mr. Furlan was appointed as our President on November 1, 2014 and resigned on March 25, 2015.

Employment Agreements with Executive Officers

Mr. Siciliano’s employment agreement with the Company became effective as of January 22, 2016, and is on an at-will basis. The Company agreed to pay Mr. Siciliano a base salary of $160,000 per year and a sign-on moving expense payment of $25,000. In addition, the Company awarded Mr. Siciliano stock options to acquire 1,000,000 shares of the Company’s common stock at a price of $0.18 per share. The stock options vest 20% each year over a five-year period beginning on November 3, 2016 so long as Mr. Siciliano is employed by the Company. The stock options are subject to immediate vesting in the event the Company is sold. Upon the completion of a financing in which the Company receives gross proceeds of at least $1,000,000, the Company agreed to increase Mr. Siciliano’s base salary to $200,000 per year and make a one-time payment to him of $20,000 as a further reimbursement of his moving expenses.

On August 26, 2016, the Board of Directors named Mr. Siciliano as President of the Company. Siciliano’s salary was increased to $200,000 per year and was granted stock options to purchase 5,000,000 shares of our common stock at a price of .06. The options vest 2,000,000 at the time of the award and 1,000,000 each year for the next 3 years on the annual anniversary of the option grant. The Board agreed to develop a Bonus program designed to reward the accomplishment of agreed upon goals for the period of August 26, 2016 through March 31, 2017.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information regarding all restricted stock, stock options and SAR awards (if any) held by our officers listed in the summary compensation table above as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Siciliano	-	1,000,000	-	$0.18	11/3/2025	1,000,000	$160,000	-	-

Up to and through their effective dates of resignation, our former executive officers, Mr. Williams and Mr. Furlan did not receive an equity compensation. Our directors do not receive any compensation as directors and there is no other compensation being considered at this time

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of March 31, 2017, with respect to the beneficial ownership of our outstanding common stock and preferred stock by:

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

	Shares Beneficially Owned (1)	Percentage Ownership

Name and Address of Affiliate
Thomas Siciliano (2) 4704 Harlan Street, Suite 680 Denver, CO 80212	6,000,000	3.98%
Charles Smith (3) 4704 Harlan Street, Suite 680 Denver, CO 80212	3,822,973	2.54%
James Willet (4) 4704 Harlan Street, Suite 680 Denver, CO 80212	4,957,402	3.29%
Daniel Williams (5) 4704 Harlan Street, Suite 680 Denver, CO 80212	5,034,078	3.34%
Emil Assentato 141 Piping Rock Road Locust Valley, NY 11560	66,071,429	43.83%

Officers, Directors, and Affiliates	85,885,882	56.97%

_______________
(1)	Based on aggregate shares outstanding and issuable upon conversion at March 31, 2017 of 150,746,867.
(2)	Mr. Siciliano become our Principal Executive and Financial Officer effective August 9, 2016. Mr. Siciliano's holding consist solely of options exercisable into shares of common stock.
(3)	Mr. Smith has been a member of our Board of Directors since our Company's September 2015. Mr. Smith’s holdings include 3,642,973 shares held by Dixie Holdings, an entity he controls.
(4)	Mr. Willett was appointed to our Board of Directors on February 12, 2016.
(5)	Mr. Williams served as our Principal Executive and Financial Officer until his resignation on April 18, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We engaged in the following transactions with related parties:

On August 5, 2016, we entered into an amended and restated settlement agreement ("Settlement Agreement") with Daniel Williams, our form Chief Executive Officer and member of our Board of Directors. The settlement agreement provided for a cash payment of $575,000 to us to settle a dispute related to an Internal Revenue Service (“IRS”) administrative action against us and Mr. Williams for federal taxes owed to the IRS by the Company. The cash paid to Company was used to satisfy the IRS administrative action at a cost of approximately $250,000 excluding additional interest and penalties. We used the remaining cash for working capital purposes. The Company and Mr. Williams also agreed to a mutual release of claims subject to the following events occurring: (1) Mr. Williams making the $575,000 payment, (2) resignation of Mr. Williams from all position of the Company and its wholly-owned subsidiary – CSA, LLC, as CEO, President and Chairman of the Board or Manager, as the case may be, (3) repayment of certain loans previously made to the Company and (4) dismissal of the IRS administrative action.

On August 5, 2016, three purchasers ("Purchasers"), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company ("Shares") owned by Mr. Williams for an aggregate purchase price of $700,000. The Purchasers consisted of (1) Emil Assentato who purchased 43,571,429 of the Shares, (2) Silvestro Spilabotte, Jr. who purchased 2,142,857 of the Shares, and (3) 15E 30 West Street, LLC who purchased 4,285,714 of the Shares. The source of the funds for the consideration paid by Purchasers was personal funds with respect to Mr. Assentato and Mr. Spilabotte, Jr. and equity contributions from investors in 15E 30 West Street, LLC. Upon purchase of the Shares, Purchasers beneficially owned approximately 50.19% of the voting securities of the Company as of August 5, 2016.

In connection with entry into the Settlement Agreement, Mr. Williams resigned as the Company's Chief Executive Officer, President and Chairman of the Board effective as of the April 18, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by WSRP for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014

Audit Fees	$44,211	$23,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$44,211	$23,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. Accordingly all of the fees in the above table were approved prior to the services being rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on the accompanying F-pages.

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

3.1(a)

Articles of Incorporation, filed June 13, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 31, 2013 (Commission File No. 333-193153)).

3.1(b)*	Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on July 9, 2015.

3.1(c)*	Certificate of Amendment to Articles of Incorporation filed by the Company with the Secretary of State of Nevada on August 8, 2016.

3.1(d)*	Certificate of Amendment to Articles of Incorporation filed by the Company with the Secretary of State of Nevada on April 4, 2017.

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 31, 2013 (Commission File No. 333-193153)).

30

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

10.4

Unit Purchase and Sale Agreement dated as of October 15, 2013 by and between Canna Security America, LLC (N/K/A CSA, LLC), Dixie Holdings, LLC and James Willett (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QT filed with the Commission on January 26, 2016).

10.5

First Amendment Unit Purchase and Sale Agreement dated as of January 24, 2015 by and between CSA, LLC, Dixie Holdings, LLC and James Willett (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QT filed with the Commission on January 26, 2016).

10.6

Amended and Restated Settlement Agreement dated August 5, 2016 entered into among CSA Holdings Inc., CSA, LLC and Daniel Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2016).

10.7

Asset Purchase Agreement dated July 26, 2016 by and among CSA, LLC, Big Al's Security Team, LLC, BSAT Oregon, LLC, BAST Arizona, LLC, Precision Operations Group, Inc. and Precession Operations Group SHS, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2016).

10.8*+	Form of Stock Option Agreement.

21.1*	Subsidiaries.

31.1*	Section 302 Certificate of President and Chief Financial Officer.

32.1*	Section 906 Certificate of President and Principal Financial and Accounting Officer.

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSA Holdings Inc.

Date: April 25, 2017	By:	/s/ Thomas Siciliano
Thomas Siciliano, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Siciliano	President and Chief Financial Officer	April 25, 2017
Thomas Siciliano	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Charles Smith	Director
Charles Smith		April 25, 2017

/s/ James Willet	Director
James Willet		April 25, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CSA Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CSA Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSA Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WSRP, LLC

WSRP, LLC

Salt Lake City, Utah

April 25, 2017

CSA Holdings, Inc.

 Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$56,932	$42,525
Accounts receivable, net of allowance for doubtful accounts of $4,868 and $25,000 for 2015 and 2014, respectively	39,573	85,003
Prepaid and other current assets	24,570	4,027

Total current assets	121,075	131,555

Related party receivable	261,573	261,573
Property and equipment, net of accumulated depreciation	152,793	42,500

Total assets	$535,441	$435,628

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$241,638	$96,231
Accrued compensation and related benefits	442,884	126,227
Related party notes payable	21,905	10,000
Deferred revenue	67,451	58,226
Convertible notes payable, net of discount	87,262	-
Preferred dividends payable	18,621
Unit redemption payable	302,500	400,000

Total current liabilities	1,182,261	690,684

Total liabilities	1,182,261	690,684

Stockholders' deficit
Preferred stock, $.001 par value; 20,000,000 shares authorized; 1,171,853, shares issued and outstanding at December 31, 2015	1,172	-
Common stock, $.001 par value; 500,000,000 shares authorized; 99,489,022 and 69,168,750 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	99,489	69,169
Additional paid-in capital	1,970,652	472,628
Accumulated deficit	(2,718,133)	(796,853)

Total stockholders' deficit	(646,820)	(255,056)

Total liabilities and stockholders' deficit	$535,441	$435,628

The accompanying notes are an integral part of these financial statements.

CSA Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenues	$796,677	$633,615
Cost of Revenues	(533,600)	(401,323)

Gross profit	263,077	232,292

Operating expenses:
Payroll and related	1,224,694	355,213
Professional fees	338,104	52,942
Other general and administrative	380,801	229,142

Total operating expenses	1,943,599	637,297

Loss from operations	(1,680,522)	(405,005)

Other income (expense)
Interest income (expense), net	(222,137)	407
Preferred dividends	(18,621)	-

Net (Loss )	$(1,921,280)	$(404,598)

Net (Loss) per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	78,931,336	66,946,729

The accompanying notes are an integral part of these financial statements.

CSA Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

Cash Flows used in operating activities:
Net loss	$(1,921,280)	$(404,598)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	22,830	8,616
Loss (gain) on disposal of asset	860	437
Non-cash interest expense	222,615
Stock based compensation	283,082	39,900
Changes in operating assets and liabilities:
Accounts receivable	45,430	(55,873)
Other current assets	(20,543)	(4,027)
Related party accounts receivable	-	(96,428)
Accounts payable	145,407	58,260
Preferred dividends payable	18,621	-
Accrued payroll	395,237	58,414
Deferred revenue	9,225	57,851

Net cash used in operating activities	(798,516)	(337,448)

Cash flows used in investing activities:
Purchases of property and equipment	(148,110)	(30,513)
Proceeds from disposal of asset	14,128	-

Net cash used in investing activities	(133,982)	(30,513)

Cash flows from financing activities
Proceeds from issuance of common stock	-	290,000
Proceeds from convertible note payable	80,000	-
Proceeds from sale of preferred stock	642,000	-
Proceeds from notes payable converted to preferred stock	460,500	-
Payment of mandatorily redeemable units	(247,500)	-
Proceeds from related party notes	11,905	10,000

Net cash from financing activities	946,905	300,000

Decrease in cash	14,407	(67,961)

Cash, beginning of year	42,525	110,486

Cash, end of year	$56,932	$42,525

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$745	$6,501

Non-cash investing and financing activities
Conversion of debt and accrued interest to preferred stock	$479,853	$-

The accompanying notes are an integral part of these financial statements.

CSA Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	-	$-	64,712,500	$64,713	$147,184	$(392,255)	$(180,358)

Member Contributions	-	-	4,456,250	4,456	285,544	-	290,000

Options issued for employee compensation	-	-	-	-	39,900	-	39,900

Net loss	-	-	-	-	-	(404,598)	(404,598)

Balance, December 31, 2014	-	-	69,168,750	69,169	472,628	(796,853)	(255,056)

Issuance of preferred shares for cash	429,000	429	-	-	428,571	-	429,000

Issuance of preferred shares for debt conversion	460,500	461	-	-	460,039	-	460,500

Issuance of common and preferred shares for interest conversion	19,353	19	124,000	124	19,210	-	19,354

Issuance of preferred shares for cash	213,000	213	-	-	212,787	-	213,000

Reverse merger re-capitalization	-	-	30,196,272	30,196	44,384	-	74,579

Stock based compensation expense					283,083		283,083

Preferred stock issued for interest payment	50,000	50			49,950		50,000

Net loss	-	-	-	-	-	(1,921,280)	(1,921,280)

Balance, December 31, 2015	1,171,853	$1,172	99,489,022	$99,489	$1,970,652	$(2,718,133)	$(646,820)

The accompanying notes are an integral part of these financial statements.

CSA HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. Organization and Business Description

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

Acquisition of Canna Security and Recapitalization

On September 4, 2015, our wholly-owned subsidiary, CSA Acquisition Subsidiary, was merged with and into Canna Security. Pursuant to the terms of the merger and exchange agreement (“Agreement”), Canna Security became the surviving corporation, and as such, continues as a wholly-owned subsidiary.

Immediately prior the closing of the merger, the previous controlling stockholders agreed to cancel approximately 103,000,000 shares of common stock; and all of the CSA LLC outstanding member units were converted into shares of common stock resulting in a net recapitalization common stock issuance of 30,196,272, representing approximately 70% of the outstanding shares of our Company’s common stock after giving effect to the Merger. The common stock issuance was accounted for as a recapitalization in accordance with accounting principles generally accepted in the United States (“US GAAP”) and the Rules and Regulations as promulgated by the United States Securities and Exchanges Commission (“SEC”).

In accordance with US GAAP, Canna Security was deemed the accounting acquirer. Further, as of the date of the recapitalization transaction, the legal acquirer, CSA Holdings, Inc., was also deemed the accounting acquiree. The transaction is deemed to be equivalent to the issuance of stock by the Canna Security for the net monetary assets (liabilities) of CSA Holdings, Inc. accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. Upon completion of the transaction, the consolidated financial statements include the assets and liabilities of both CSA Holdings and Canna Security, and the historical operations of Canna Security. The accompanying financial statements reflect the recapitalization retroactively applied to all periods presented.

2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.

Use of estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Revenue recognition

Major components of revenue for the Company include installations of alarms, door access systems, video cameras, security system design, monitoring, guard services, and consulting. Revenue is recognized as those services are rendered, net of sales taxes. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. Revenue associated with the sale of equipment and related installation is recognized once delivery, installation is completed. Monitoring revenue is recognized over the life of the respective contract as the services are performed.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents.

Accounts receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment on the invoice date. Accounts receivable are stated at the contractual amount billed to the customer plus any accrued and unpaid interest. Customer account balances with invoices dated over 90 days old are considered past due. Interest continues to accrue on past due accounts until paid.

The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company's receivable portfolio determined on the basis of historical experience and other currently available evidence.

Property and equipment

Property and equipment is stated at historical cost. Expenditures for improvements that significantly extend the useful life of an asset are capitalized in the period incurred. Repairs and maintenance expenditures are expensed. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Leasehold improvements	Lesser of useful life or lease term
Vehicles and equipment	7 years
Equipment, furniture, and fixtures	5 to 7 years
Computer hardware and software	3 years

Long-lived assets

Management reviews long-lived assets for impairment annually or when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of an asset may not be recoverable, a write-down to fair value is recorded. Fair values are determined based on the discounted cash flows, quoted market values, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. The Company provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such deferred tax assets to be more likely than not.

The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Stock Based Compensation

For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the estimated fair value on the grant date of the award. The Company issued stock options prior to going public that are valued using the intrinsic value method and recognized over the requisite service period. The intrinsic value method requires re-measurement on each reporting date through the date of settlement.

Loss per Common Share

Basic net loss per common share is computed by dividing net loss, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred net losses for the periods presented, all equity-linked instruments are considered anti-dilutive.

Embedded Conversion Features and Other Equity-linked Instruments

The Company classifies all of its common stock purchase warrants and other derivative financial instruments as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contracts that contain reset provisions. The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, cash flows, net loss, or per share amounts.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles –Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating the quantitative test (“Step 2”) for impairment for any reporting unit with a zero or negative carrying amount based on a qualitative assessment (“Step1”). The provisions of ASU 2017-04 are effective for impairment tests beginning after December 15, 2019 and may be early adopted on a prospective basis for impairment tests performed at January 1, 2017. The Company does not expect ASU 2017-04 to have a material impact on its financial position, operational results, or cash flows.

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU No. 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU No. 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance. The Company does not believe the implementation of ASU 2017-01 will have a material effect on its financial position, operational results, or cash flows.

In October 2016, the FASB issued ASU No. 2016-16 - Income Taxes (Topic 740), which requires that the Company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments contained in ASU No. 2016-16 are effective for periods beginning after December 15, 2017. The Company does not believe the implementation of ASU 2016-16 will have a material effect on its financial position, operational results, or cash flows.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 Compensation – Stock Compensation to the Accounting Standards Codification (“ASC”) Topic 718. This standard is intended to simplify the accounting for several aspects of the accounting for equity-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows, and financial position.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company has elected early adoption of this ASU on a prospective basis beginning in the first quarter of fiscal 2017, which is not expected have a material impact on the consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update ASU No. 2016-07 Investments – Equity Method and Joint Ventures (Topic 323). The amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment is effective for fiscal years and interim periods beginning after December 15, 2016 and should be adopted prospectively with early adoption permitted. The Company is currently evaluating the applicability of the amendment on its future consolidated results of operations and cash flows.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). The amendment provides guidance on the following eight specific cash flow issues:

1.	Debt prepayment or debt extinguishment costs
2.	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
3.	Contingent consideration payments made after a business combination
4.	Proceeds from the settlement of insurance claims
5.	Proceeds from the settlement of corporate owned life insurance policies including bank-owned life insurance policies
6.	Distributions received from equity method investees
7.	Beneficial interests in securitization transactions
8.	Separately identifiable cash flows and application of the predominance principle

The amendment is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company will evaluate the applicability of the provisions of the amendment on specifically covered transactions as they arise. In the event the Company elects early adoption for one of the specific provisions, the amendment requires early adoption for all eight of the cash flow issues.

In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805). The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company is currently evaluating the impacts of this Update, effective January 1, 2016, on the Company’s acquisition of Big Al’s in August of 2016.

In August of 2015 FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 Revenue for Contracts with Customers for one year. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective for annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures. Additionally, the Company has not selected a transition method.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The Company has elected to early adopt this presentation for all periods presented in this report.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses and negative cash flows from operating activities.

The Company anticipates that it will continue to incur losses into the foreseeable future and plans to supplement the funding of its operations through equity or debt financings, and business combinations to increase revenue sources and operating margins. There can be no assurance that the Company will be able to obtain equity or debt financing on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects, including its ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Dec. 31, 2015	Dec. 31, 2014

Vehicles	$136,188	$16,000
Furniture and equipment	47,140	35,383
	183,328	51,383
Less accumulated depreciation	(30,535)	(8,883)

Property and equipment, net	$152,793	$42,500

4. PROVISION FOR INCOME TAXES

The components of the provision for income tax expense are as follows:

Year Ended December 31,
	2015	2014
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Total provision (benefit) for income taxes	$-	$-

The Company is subject to United States federal and state income taxes at an approximate rate of 36.25%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31,
	2015	2014
Federal tax benefit	(653,236)	(137,563)
State benefit, net of Federal	(43,295)	(12,801)
Permanent differences	171,517	(4,867)
Prior year true up	(433)	14,375
Change in valuation allowance	525,448	140,856
Total	-	-

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$580,087	$151,462
Allowance for bad debt	1,804	9,078
Accrued compensated absences	5,616	-
Depreciation	(5,434)	(779)
Deferred rent	-	1,761
Stock-based compensation	121,017	16,119
Total gross deferred tax assets	703,089	177,641
Less: valuation allowance	(703,089)	(177,641)
Net deferred tax assets	$-	$-

At December 31, 2015, the Company had federal and state net operating losses of approximately $1,565,000 which will begin to expire in 2033. On September 4, 2015, the Company completed a recapitalization, by which the non-surviving entity generated net operating losses through the completion of the recapitalization. The Company has not included these losses in the above deferred tax assets since it cannot conclude that it is more likely than not that they will not be limited or fully forfeited under Section 382 of the Internal Revenue Code.

The Company has historically generated losses and the future realizability of its loss carryforwards is uncertain, correspondingly, management believes that it is more likely than not that its deferred tax assets will not be realized. Due to this uncertainty, the Company has applied a 100% valuation against its deferred tax assets.

As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception, however all periods since its inception remain open.

5. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company had a non-cancelable lease for its corporate office that expired in August, 2016. As of December 31, 2015, the Company had approximately $40,000 of payments remaining under the lease. In September 2016, the Company entered into a three-year lease with base monthly lease payments averaging $2,561.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Any adverse outcome of any claim, in management’s opinion, individually or in the aggregate, would not have a material effect on the Company’s financial condition, results of operations or cash flows.

6. UNIT REDEMPTION PAYABLE

In October 2013, the Company issued an aggregate of 250,000 Class A Units (“Unit”) to two current Board Members pursuant to a Unit Purchase and Sale Agreement dated October 15, 2013 (the “Unit Purchase Agreement”). One-half of the Class A Units are mandatorily redeemable by the Company at an aggregate purchase price of $400,000 once it has received financing or capital of any form totaling the Series A raise amount of $1,960,000.

In January 2015, the Unit Purchase Agreement was amended to change the definition of a liquidity event from $1,960,00 to any merger, reverse merger, or any other sale or swap of all or substantially all of the seller's equity with another entity or person (including, without limitation, with a public shell) or the sale of all or substantially all of the assets of the seller, which would cause the units to become mandatorily redeemable. In addition, the number of units to be repurchased and the purchase price was revised to $550,000 to redeem 125,000 Class A Units with 45% of the redemption price due within five days of a liquidity event and the remaining amount due on or before the 12-month anniversary of the liquidity event. In September 2015, the Company repurchased 125,000 Class A Units for a cash payment of $247,500. In addition, the Company issued the Unit holders 50,000 shares of Series A Convertible Preferred Stock at its stated value of $50,000. As of December 31, 2015, the remaining Unit payable obligations totaled $302,500.

7. NOTES PAYABLE

During 2015, the Company issued a promissory notes totaling $460,500 bearing interest at rates between 8% and 18% per annum. In connection with the closing of the Merger in September 2015, the Company settled the notes via the issuance of 479,853 shares of Series A Convertible Preferred stock and 124,000 shares of common stock, inclusive of accrued interest totaling $19,354.

In December 2015, the Company issued a convertible note in the aggregate principal amount of $84,000. The note is secured by the Company’s vehicles, and provides for the conversion of all principal and interest outstanding under the notes into shares of the Company’s common stock beginning six months after the issuance date (“conversion date”) at a conversion rate of 65% of the lowest listed closing market price of the Company’s common stock for the previous ten trading days immediately prior to the conversion date, but not lower than $0.10 per share.

The conversion price of the note is subject to adjustment in the event of stock splits, dividends, distributions and similar adjustments to our capital stock. The number of shares of common stock subject to the Note may be adjusted in the event of mergers, distributions, a sale of substantially all of the Company’s assets, tender offers and dilutive issuances.

The Company has determined the resetting terms of the conversion rate embodies an unconditional obligation that the Company may settle by issuing a variable number of shares of common stock based predominantly on a fixed monetary amount known on the date of issuance. As such, the Company recognized a debt discount at the intrinsic value on the issuance date and amortizes the discount on over the one term of the note using the effective interest rate method.

As of December 31, 2015, the convertible note’s carrying value was $87,262 with an unamortized discount of $41,969. The Company did not have any convertible notes outstanding as of December 31, 2014.

During the year ended December 31, 2015 the Company recognized discount accretion totaling $3,262, included in interest expense in the accompanying results of operations. Since the Company has determined the convertible note will be stock settled, beginning six months after the date of each issuance, the convertible note payable has been classified as current in the accompanying balance sheet. The maximum number of shares issuable under the obligation upon redemption is 840,000.

See Note 8 for a discussion of the Company’s related party notes payable.

8. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company advanced various payments to its former Chief Executive Officer (“CEO”) totaling $261,573. In September of 2015, the Company determined the amount due from its former CEO was going to be treated as wages for the year ended December 31, 2015 and recognized additional compensation expenses during the nine months ended September 30, 2015. Upon further review and analysis during the fourth quarter of 2015, the Company determined the amount would not be treated as wages and subsequently reclassified the $261,573 as receivable as of December 31, 2015.

In March of 2016, the Company’s former CEO returned 1,200,000 shares of common stock to treasury in exchange for forgiveness of the receivable due to the Company. The shares were subsequently cancelled.

As of December 31, 2015 and 2014, the Company had outstanding related party notes payable totaling $21,905 and $10,000, respectively. As of December 31, 2015, the outstanding loan payable was in default, however, no demand for damages has been received.

The Company provided security system installation and services to a Company controlled by a member of our Board of Directors. The Company recognized revenue of $12,844 and $92,603 for the years ended December 31, 2015 and 2014, respectively, from this related entity. As of December 31, 2015 and 2014 this related entity had an outstanding receivable balance of $255 and $41,183, respectively.

9. STOCK BASED COMPENSATION

During the years ended December 31, 2015 and 2014, the Company granted 1,000,000 and 775,000 stock options, respectively. The total grant date fair value of the options granted during the year ended December 31, 2015 was $159,979. The grant date fair value for the award was calculated with a Black-Scholes Option pricing model with the following assumptions: expected volatility of 300%; an average expected term of 6.5 years; risk free rates based on U.S. Treasury instruments for the expected term; and no dividend payment expectations.

The following table summarizes the Company’s option activity the December 31, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2013	-	$-
Options granted	775,000	0.0001
Exercised		-
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2014	775,000	$0.0001
Options granted	1,000,000	0.18
Exercised	—	—
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2015	1,775,000	$0.18	9.75	$0.23
Exercisable at December 31, 2015	775,000	$0.00010	9.75	$0.41

The options granted and vested, as a private company during the year ended December 31, 2014, were accounted for under the intrinsic value method. In accordance with this method, the Company is required to re-measures the intrinsic value of the outstanding options at each reporting date through the date of settlement. The change related to the intrinsic value of the applicable awards is included in payroll and related costs in the accompanying consolidated statements of operations. As of December 31, 2015, the outstanding options subject to re-measurement had an intrinsic value of $0.41. As a result of the re-measurements, the Company recognized stock option expense of $277,750 for the year ended December 31, 2015.

For the years ended December 31, 2015 and 2014, the Company recognized $283,083 and $39,900, respectively, of compensation cost associated with its stock options. As of December 31, 2015, the Company had unrecognized compensation expense associated with its outstanding options totaling $154,647.

10. STOCKHOLDER’S EQUITY

Common Stock

At December 31, 2014, the Company had 1,115,625 member units outstanding. As part of the recapitalization completed on September 4, 2015, all of the previously outstanding member units were exchanged for shares of common stock. Immediately prior to the recapitalization there were 133,584,000 shares of common stock outstanding, of which the majority were cancelled. The closing of the reverse merger resulted in a net recapitalization common stock issuance of 30,196,272 shares. All of the following stock transactions have been retroactively adjusted to reflect the recapitalization.

During the year ended December 31, 2014 the Company issued 4,456,250 shares of common stock for contributions totaling $290,000.

During the year ended December 31, 2015, the Company issued 30,196,272 shares of common stock for total consideration of $74,579 associated with the recapitalization.

During the year ended December 31, 2015, the Company issued 124,000 shares of common stock, along with the issuance of preferred stock, for the settlement of previously accrued interest.

Series A Convertible Preferred Stock

As of December 31, 2015, the Company had 1,171,853 shares of 5% Series A Convertible Preferred Stock (“Preferred”) issued and outstanding. Each share of the Series A Convertible Preferred Stock has a stated value of $1.00 per share and is convertible, at the holder’s election, at an initial conversion price of $0.25 per share. The conversion price is subject to conventional adjustments associated with anti-dilution provisions for certain stock dividend, splits, business combination transactions, and other contemplated change in control transactions. The conversion price also adjusts, for a period of five years, for subsequent sales or grants of equity and equity-linked instruments at an effective price per share lower than the initial conversion price such that the conversion price equals the price of the subsequent issuance. Additionally, the Company has the option to redeem all or a portion of the Series A Preferred Shares at a price equal to the stated value of the shares ($1.00) plus accrued and unpaid dividends beginning three years after the issuance date of the Preferred. Each preferred share is entitled to one vote.

The Preferred shares accrue cumulative dividends at a rate of 5% per annum. As of December 31, 2015, the Company accrued dividends of $18,621, payable in cash only when, as, and if declared by the Board of Directors out of funds legally available therefor or upon liquidation, redemption for common stock at the Company’s option, or conversion into common stock.

Additionally, the Preferred shareholders were granted additional covenants, requiring prior written consent from at least 51% of the Preferred to execute certain transactions. These covenants include:

a)	Prohibition from effecting or entering into an agreement to effect any issuance of common stock or common stock equivalents involving a Variable Rate Transaction. "Variable Rate Transaction" means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price.

b)	Enter into any indebtedness, lien, or guarantee any transaction in excess of $100,000.

c)	Amend the Articles of Incorporation of By-Laws that may have any adverse impacts on the Preferred holders.

d)	Repurchase or acquire shares of common stock, common stock equivalents, or securities deemed junior to the preferred.

e)	Enter into any employment agreement with any officer, director, or employee of the Company on an other than arm’s-length basis.

In the event these negative covenants are triggered, each Preferred Holder shall have the right, exercisable the Holder’s sole option, to redeem all of the Preferred shares at a cash redemption price equal to 130% of the Stated value of $1.00 per share.

In August and September of 2015, the Company issued 479,853 shares of Series A Convertible Preferred Stock, at its stated value of $1.00 per share, for the conversion of debt and previously accrued interest totaling $479,853. Additionally, the Company sold 429,000 shares of Series A Convertible Preferred Stock to investors for cash totaling $429,000.

In the fourth quarter of 2015, the Company issued 213,000 shares of Series A Convertible Preferred Stock for cash proceeds totaling $213,000.

During the year ended December 31, 2015, the Company issued 50,000 shares of Series A Convertible Preferred Stock for interest totaling $50,000.

The Company’s Preferred Holders consented to all transactions that would have triggered the negative covenants during the year ended December 31, 2015.

11. SUBSEQUENT EVENTS

In February 2016, Mr. Jim Willett was appointed to the Board of Directors.

In March 2016, the Company’s former CEO forfeited 1,200,000 shares of common in forgiveness of a receivable due to the Company totaling $261,573.

In April and May 2016, Mr. Willett, a member of the Company’s Board of Directors, loaned the Company $100,000 under a short-term funding arrangement.

In July 2016 entered into an asset purchase agreement ("Agreement") with Big Al's Security Team, LLC, BSAT Oregon, LLC, BAST Arizona, LLC, Precision Operations Group, Inc. and Precession Operations Group SHS, LLC (collectively referred to herein as the "Sellers") and closed the transaction on August 18, 2016. The Agreement provided for a cash payment of $350,000 to the Sellers and issuance of 12,000,000 shares of restricted common stock of the Company and an earn-out of up to $100,000 in cash and an additional 4,000,000 shares of restricted common stock of the Company in exchange for the acquisition of the Sellers' assets and specified liabilities related to the business of providing security services for (1) high profile individuals, (2) event security, (3) residential and commercial security, (4) identity verification and (5) cannabis security for employers, facilities, retail stores as well as money and cannabis transportation services (collectively referred to as the "Business"). As of the date of this report, the Company has not completed the purchase accounting associated with this acquisition.

In August 2016, the Board of Directors named Tom Siciliano as President of the Company. Mr. Siciliano’s salary will increase to $200,000 per year plus has been granted 5,000,000 stock options at an exercise price of $0.06 per share that vest ratably over three years.

In August 2016, CSA Holdings Inc. (the "Company") entered into an amended and restated settlement agreement ("Settlement Agreement") with Daniel Williams. The settlement agreement provided for a cash payment of $575,000 to the Company to settle a dispute related to an IRS administrative action against the Company and Mr. Williams for federal taxes owed by the Company. The Company and Mr. Williams also agreed to a mutual release of claims subject to the following events occurring: (1) Mr. Williams making the $575,000 payment, (2) resignation of Mr. Williams from all position of the Company and its wholly-owned subsidiary – CSA, LLC, as CEO, President and Chairman of the Board or Manager, as the case may be, (3) repayment of certain loans previously made to the Company and (4) dismissal of the IRS administrative action. In connection with entry into the Settlement Agreement, Mr. Williams resigned as the Company's Chief Executive Officer, President and Chairman of the Board effective as of the April 18, 2016.

In August 2016, three purchasers ("Purchasers"), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company ("Shares") owned by Daniel Williams for an aggregate purchase price of $700,000. Upon purchase of the Shares, Purchasers will beneficially own 50.19% of the voting securities of the Company as of August 5, 2016.

In August 2016, the Company issued a convertible note in the aggregate principal amount of $55,125. The note is secured by the Company’s vehicles, and provides for the conversion of all principal and interest outstanding under the notes into shares of the Company’s common stock beginning six months after the issuance date (“conversion date”) at a conversion rate of 65% of the lowest listed closing market price of the Company’s common stock for the previous ten trading days immediately prior to the conversion date, with a floor of $0.0035 per share.

In September 2016, the Company issued 12,500,000 shares of restricted common stock for cash proceeds totaling $150,000.

In October 2016, the Company issued 3,283,333 shares of restricted common stock for cash proceeds totaling $85,000.

In November 2016, the Company issued 279,600 shares of restricted common stock for cash proceeds totaling $13,980.

For the period from January 1, 2016 through March 31, 2017 the Company issued 290,000 shares of Series A Convertible Preferred Stock for total cash receipts of $290,000.

