Form 10-K
period 2016-12-31
CSA HOLDINGS INC.
filed 2017-11-13
CIK 1586988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55550

CSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0683334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4704 Harlan Street, Suite 100, Denver, CO	80212
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 7, 2017 was approximately $4,400,000.

The number of shares of the registrant’s common stock issued and outstanding was 158,812,216 as of November 7, 2017.

Explanatory Note

CSA Holdings, Inc. (“CSA,” or “Company”, “we,” “us” or “our”) is filing this Comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Annual Report”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since the Company has not filed its interim financial statements on Forms 10-Q as of, and for the periods ended March 31, 2016; June 30, 2016; and September 30, 2016, as of the date of this Annual Report (being filed by the Company after its due date), therefore the Company is including as well as summarized quarterly financial information which would have been included in quarterly reports on Form 10-Q which were not previously filed for each of the quarters ended March 31, June 30 and September 30, 2016. The Company is including the interim financial information along with management’s discussion and analysis for the applicable periods in this Annual Report. The Company has determined that it can best provide current and accurate information to investors and shareholders by focusing the Company’s efforts and resources on providing more timely information.

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

PART I

ITEM 1. BUSINESS

The Company

CSA Holdings Inc. (“we,” “us,” or the “Company”) was incorporated in Nevada in 2013 and provides comprehensive security systems and services catering to businesses in the legalized cannabis (“marijuana”) industry.

We provide comprehensive security solutions to businesses in the legalized cannabis industry throughout the country. We have expanded our operations, and expect to continue to expand, as more and more states legalize both medical and recreational marijuana. As of the date of this report, marijuana sales, distribution, and use is still against federal laws in the United States.

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

Current legalization trends point to more states legalizing marijuana use on a medical and recreational level. Industry analysts, GreenWave Advisors and the ArcView Group, estimated the industry was worth $4.8 billion and $5.4 billion, respectively in 2015. GreenWave estimated the cannabis industry would hit $6.5 billion in 2016, while ArcView’s report projects $6.7 billion. Both research groups estimate the industry will surpass $20 billion by the year 2020. Separate data from industry watcher Marijuana Business Daily projects the industry’s economic impact could surpass $40 billion in the next five years, up from an estimated $17 billion in 2016.

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

The cannabis industry is expanding not only in terms of the number of states with cannabis laws, but also in the scope of business transactions allowed under state regulations. It is likely that all states that are legalized will have a greater consumption, paving the way for additional permits.

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

Acquisition of Canna Security and Private Placement Funding

Effective March 25, 2015 (the “Effective Date”), we entered into a merger and exchange agreement (the “Agreement”) with CSA Acquisition Subsidiary, LLC (the “Acquisition Subsidiary”) and CSA LLC (“Canna Security”). The Agreement was subsequently amended on June 30, 2015 (the “First Amendment”) and August 17, 2015 (the “Second Amendment”). We closed the transaction contemplated under the Agreement (the “Merger”) on September 4, 2015 and Acquisition Subsidiary merged into and with Canna Security, and Canna Security, as the surviving limited liability company, became a wholly-owned subsidiary of the Company.

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

Up to, and through the closing of the Merger on September 4, 2015, we issued to 17 accredited investors, (the “September Private Placement”), 908,853 shares of our 5% Series A Convertible Preferred Stock (the “Series A Preferred”) at an original issue price of $1.00 per share (the “Stated Value”). Of the Series A Preferred shares issued on September 4, 2015, previously outstanding notes payable with a principal balance of $460,500 and accrued interest of $19,353 converted at the Stated Value.

Amended and Restated Articles of Incorporation

We amended and restated our articles of incorporation effective as of July 9, 2015 (the “Amended and Restated Articles”) to:

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

(4)	Effect a one (1) for 13.8 forward stock split (the “Forward Split”) of the authorized and issued and outstanding shares of its common stock, par value $0.001 per share;

(5)	Provide that the provisions of Nevada Revised Statutes §§ 78.378 to 78.3793 inclusive, are not applicable to the Company; and

(6)	Include indemnification provisions.

All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Change of Control

Effective March 25, 2015 (the “Effective Date”), Asta Holdings Corp. (n/k/a CSA Holdings Inc.) entered into a merger and exchange agreement (the “Agreement”) with CSA Acquisition Subsidiary, LLC (the “Acquisition Subsidiary”) and CSA LLC (“CSA”). The Agreement was subsequently amended on June 30, 2015 and August 17, 2015. Upon the closing of the transaction contemplated under the Agreement (the “Merger”), Acquisition Subsidiary merged into and with CSA, and CSA, as the surviving limited liability company, became a wholly-owned subsidiary of the Company. The Merger closed as of September 4, 2015.

On August 5, 2016, we entered into an amended and restated settlement agreement (“Settlement Agreement”) with Daniel Williams, our former Chief Executive Officer and member of our Board of Directors. The settlement agreement provided for a cash payment of $575,000 to us to settle a dispute related to an Internal Revenue Service (“IRS”) administrative action against us and Mr. Williams for federal taxes owed to the IRS by the Company. The cash paid to the Company was used to satisfy the IRS administrative action at a cost of approximately $250,000, not including any additional interest and penalties. We used the remaining cash for working capital purposes. The Company and Mr. Williams also agreed to a mutual release of claims.

On August 5, 2016, three purchasers (“Purchasers”), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company (“Shares”) owned by Mr. Williams for an aggregate purchase price of $700,000. The Purchasers consisted of (1) Emil Assentato who purchased 43,571,429 of the Shares, (2) Silvestro Spilabotte, Jr. who purchased 2,142,857 of the Shares, and (3) 15E 30 West Street, LLC who purchased 4,285,714 of the Shares. The source of the funds for the consideration paid by Purchasers was personal funds with respect to Mr. Assentato and Mr. Spilabotte, Jr. and equity contributions from investors in 15E 30 West Street, LLC. Upon purchase of the Shares, Purchasers beneficially owned approximately 50.19% of the voting securities of the Company as of August 5, 2016.

Acquisition of Big Al’s and Precision Operations Group’s Assets

On July 26, 2016, our wholly owned subsidiary CSA, LLC (the “Buyer”) entered into an asset purchase agreement (“Agreement”) with Big Al’s Security Team, LLC, BAST Oregon, LLC, BAST Arizona, LLC, Precision Operations Group, Inc. and Precession Operations Group SHS, LLC (collectively referred to herein as the “Sellers”) and closed the transaction on August 18, 2016. The Agreement provided for a cash payment of $350,000 to the Sellers and issuance of 12,000,000 shares of restricted common stock of the Company and an earn-out of up to $100,000 in cash and an additional 4,000,000 shares of restricted common stock of the Company in exchange for the acquisition of the Sellers’ assets and specified liabilities related to the business of providing security services for (1) high profile individuals, (2) event security, (3) commercial security, (4) identity verification and (5) cannabis security for employers, facilities, retail stores as well as money and cannabis transportation services.

ITEM 1A. RISK FACTORS

This section is not required of smaller reporting companies.

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

The following table reflects the high and low closing sales information for our common stock for the last two fiscal quarters during the fiscal year ended December 31, 2016. Prior to this period, no sales information is available. This information was obtained from the OTC Markets and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2016	$0.50	$0.2162
June 30, 2016	$0.35	$0.04
September 30, 2016	$0.175	$0.03
December 31, 2016	$0.2379	$0.0157

As of November 7, 2017, there were approximately 75 record holders, an unknown number of additional holders whose stock is held in “street name” and 158,812,216 shares of common stock issued and outstanding.

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

In August 2016, the Company issued 12,000,000 shares of restricted common stock as part of the acquisition of Big Al’s

In August 2016, three purchasers (“Purchasers”), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company (“Shares”) owned by Daniel Williams for an aggregate purchase price of $700,000. Upon purchase of the Shares, Purchasers will beneficially own 50.19% of the voting securities of the Company as of August 5, 2016.

In September 2016, the Company issued 12,500,000 shares of restricted common stock for cash proceeds totaling $150,000.

In October 2016, the Company issued 3,283,333 shares of restricted common stock for cash proceeds totaling $85,000.

In November 2016, the Company issued 279,600 shares of restricted common stock for cash proceeds totaling $13,980.

For the period from January 1, 2017 through the date of this report, we issued a total of 8,000,000 shares of restricted and unregistered common stock in private placements for cash proceeds totaling approximately $213,000.

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

During the year ended December 31, 2015, the Company issued 50,000 shares of Series A Convertible Preferred Stock for interest totaling $50,000.

For the period from January 1, 2016 through August 31, 2017 the Company issued 290,000 shares of Series A Convertible Preferred Stock for total cash receipts of $290,000.

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

The Company Overview

Since Canna Securities creation we have been providing installations of alarms, door access systems, video cameras, security system design, physical guard security, transportation and consulting services in the state licensing process designed to meet individual state regulatory requirements. The acquisition of Big Al’s in August 2016 broadened our guard and security services and provided a substantial base to pursue growth in other areas of our services.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

YEAR ENDED DECEMBER 31, 2016

Revenue

Revenue for the year ended December 31, 2016 was $2,335,323 compared to the revenue for the year ended December 31, 2015 of $796,677 demonstrates a growth in revenue of 193%. The purchase of Big Al’s resulted in $789,351 in additional revenue or 94% of the growth. The remaining growth in revenue of $749,295 is attributable to the company’s successful continued plan to grow the clientele base along with growing the individual services.

Growth in revenues continued to validate the success of the company’s growth plan as follows; the three months ended March 31, 2017 was $1,057,237 compared to the three months ended March 31, 2016 of $283,450 demonstrating a growth in revenue of 272% and the three months ended June 30, 2017 of $851,044 compared to the three months ended June 30, 2016 of $300,832 demonstrating a growth in revenue of 282%. We continue to see growth quarter over quarter improving.

Gross Profit

Guard and security services maintain a gpm of 10% or better. Installation and related system services maintain a gpm of 25% or better.

Gross profit for the year ended December 31, 2016 was $632,901 compared to the gross profit for the year ended December 2015 of $263,077 demonstrating an overall decrease in the gpm of 5%. This decrease is attributable to greater sales in guard services, acquisition of Big Al’s, compared to system installations.

The gross profit of 209,0560 for the three months ended March 31, 2017 demonstrated a gpm of 19% and gross profit of $208,758 for the three months ended June 30, 2017 demonstrated a gpm of 24%. Comparing these two gross profit margins indicates that along with growing revenue our more profitable services are continuing to influence profitability.

Operating Expenses

The losses for the year ending December 2015 were $1,680,522. The losses for the year ending December 31, 2016 were $777,756. The focus on our cost reduction and adding more profitable revenue has had a major impact on our company’s overall profit. We continue to see improvements as we are able to pay down long-term debt wich has affected our profitability for several years.

The losses for the three months ending March 31, 2017 was $316,578 The loss for the three months ending March 31, 2016 was $212,528. The losses for the three months ended June 30, 2017 was $324,064. The losses for the three months ended June 30, 2016 was $227,271.

Cash Flow and utilization of cash

Net cash used for operating expenses for the year ended December 31, 2016 was $1,616,561. A total of 938,930 was obtained through the sale of stocks and $685,328 was due to financing activities. Cash on hand amounted to ($19,838) as of December 31, 2016 as compared to $56,932 as of December 31, 2015. We had a working capital deficit of $980,088 as of December 31, 2016 as compared to a working capital deficit of $1,061,186 at December 31, 2015. The company continues its efforts to reduce liabilities and increase the availability of operating cash through seeking out additional investors.

Off-Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2016, we have no off-balance sheet arrangements.

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

Based on our current analysis, a $0.05 change in the intrinsic value of the options, in consideration of quoted market prices, would potentially result in the recognition of approximately $81,275 of compensation benefit. Additionally, the recognition of any significant fluctuation in the intrinsic value of these outstanding awards could changes operating result results from a loss to income, and vice versa, in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on the F-pages of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CSA Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CSA Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSA Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended , in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

November 10, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CSA Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CSA Holdings, Inc. as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSA Holdings, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WSRP, LLC

WSRP, LLC

Salt Lake City, Utah

April 25, 2017

CSA Holdings, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$56,932
Accounts receivable less allowance for doubtful accounts of $4,868 in 2016 and 2015, respectively	247,109	39,573
Prepaid Expenses	88,422	24,570
Total current assets	335,531	121,075
Related Party Receivables	-	261,573
Property and Equipment	163,103	152,793
Goodwill	1,057,509	-

TOTAL ASSETS	$1,556,142	$535,441

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Bank overdraft	$19,838	$-
Accounts payable	441,738	241,638
Accrued compensation and related benefits	-	442,884
Related party notes payable	342,905	21,905
Deferred revenue	-	67,451
Convertible notes payable less discount	55,125	87,262
Note payable - taxes	109,143	-
Notes payable - from acquisition	25,748	-
Preferred dividends payable	18,621	18,621
Unit redemption payable	302,500	302,500

TOTAL LIABILITIES	1,315,619	1,182,261

STOCKHOLDER’S EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized - issued and outstanding - 1,461,853 (December 31, 2015 - 1,171,853)	1,461	1,172
Common stock, $.001 par value, 500,000,000 shares authorized - issued and outstanding - 126,351,955 (December 31, 2015 - 99,489,022)	126,352	99,489
Additional paid-in capital	3,723,939	1,970,652
Accumulated deficit	(3,611,229)	(2,718,133)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	240,523	(646,820)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,556,142	$535,441

See notes to consolidated financial statements

CSA Holdings, Inc.

Consolidated Statements of Operations

December 31, 2016 and 2015

	2016	2015
REVENUE	$2,335,323	$796,677
DIRECT COSTS	1,702,421	533,600
GROSS PROFIT	632,901	263,077
OPERATING EXPENSES
Wages and benefits	556,903	1,224,694
Professional fees	385,653	338,104
Bad debt expense	26,795	-
General and administrative	441,306	380,801

TOTAL OPERATING EXPENSES	1,410,658	1,943,599

LOSS FROM OPERATIONS	(777,757)	(1,680,522)

OTHER EXPENSE
INTEREST EXPENSE	(115,339)	(222,137)
PREFERRED DIVIDENDS	-	(18,621)

NET LOSS	$(893,096)	$(1,921,280)

See notes to consolidated financial statements

CSA Holdings, Inc.

Consolidated Statements of Cash Flows

December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss	$(893,096)	$(1,921,280)
Adjustments to reconcile net loss
Depreciation	38,033	22,830
Loss on disposal of asset	-	860
Non-cash interest expense	-	222,615
Convertible Notes Discount Expense	(11,243)	-
Stock based compensation	93,082	283,082
Changes in operating assets and liabilities
Accounts receivable	(207,536)	45,430
Prepaid expenses	(63,852)	(20,543)
Accounts payable	200,100	145,407
Accounts payable - bank overdraft	19,838	-
Preferred dividends payable	-	18,621
Accrued compensation	(442,884)	395,237
Deferred revenue	(67,451)	9,225
Tax payables	109,143	-
Net cash used in operating activities	(1,225,866)	(798,516)

Cash flows from investing activities
Acquisition of company paid by cash	(350,000)	-
Proceeds from sale of asset	-	14,128
Purchase of assets	(9,928)	(148,110)
Cash used in investing activities	(359,928)	(133,982)

Cash flows from financing activities
Proceeds from issuance of preferred shares	290,000	642,000
Proceeds from issuance of common shares	938,755	-
Proceeds of related party notes payable	300,106	11,905
Payment of redeemable units	-	(247,500)
Convertible notes	-	540,500
Cash provided by financing activities	1,528,861	946,905
Change in cash and cash equivalents	(56,932)	14,407
Cash and cash equivalent - beginning of period	56,932	42,525
Cash and cash equivalents - end of period	$-	$56,932

See notes to consolidated financial statements

CSA Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

December 31, 2016 and 2015

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS
Balance December 31, 2014			69,168,750	$69,169	$472,628	$(796,853)	$(255,056)
Issuance of preferred shares for cash	429,000	$429	-	-	428,571	-	429,000
Issuance of preferred shares for debt conversion	460,500	461	-	-	460,039	-	460,500
Issuance of common and preferred shares for interest conversion	19,353	19	124,000	124	19,210	-	19,353
Issuance of preferred share for cash	213,000	213	-	-	212,787	-	213,000
Reverse merger re-capitalization	-	-	30,196,272	30,196	44,384	-	74,580
Stock based compensation expense	-	-	-	-	283,083	-	283,083
Preferred stock issued for interest payment	50,000	50	-	-	49,950	-	50,000
Net loss	-	-	-	-	-	(1,921,280)	(1,921,280))
Balance December 31, 2015	1,171,853	$1,172	99,489,022	$99,489	$1,970,652	$(2,718,133)	$(646,820)
Issuance of preferred shares for cash	290,000	289			289,711	-	290,000
Issuance of common shares for cash			16,062,933	16,063	922,692	-	938,755
Common shares issued on purchase of assets	-	-	12,000,000	12,000	708,175	-	720,175
Stock option awards	-	-	-	-	93,082	-	93,082
Stock cancellation	-	-	(1,200,000)	(1,200)	(260,373)	-	(261,573)
Net loss	-	-	-	-	-	(893,096)	(893,096)
Balance December 31, 2016	1,461,853	$1,461	126,351,955	$126,352	$3,723,939	$(3,611,229)	$240,523

See notes to consolidated financial statements

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Acquisition of Big Al’s and Precision Operations Group’s Assets

On July 26, 2016, our wholly owned subsidiary CSA, LLC (the “Buyer”) entered into an asset purchase agreement (“Agreement”) with Big Al’s Security Team, LLC, BAST Oregon, LLC, BAST Arizona, LLC, Precision Operations Group, Inc. and Precession Operations Group SHS, LLC (collectively referred to herein as the “Sellers”) and closed the transaction on August 18, 2016. The Agreement provided for a cash payment of $350,000 to the Sellers and issuance of 12,000,000 shares of restricted common stock of the Company and an earn-out of up to $100,000 in cash and an additional 4,000,000 shares of restricted common stock of the Company in exchange for the acquisition of the Sellers’ assets and specified liabilities related to the business of providing security services for (1) high profile individuals, (2) event security, (3) commercial security, (4) identity verification and (5) cannabis security for employers, facilities, retail stores as well as money and cannabis transportation services.

The following is an analysis of consideration provided, assets acquired and goodwill.

Description	Amount
Stocks issued	$720,175
Cash given	350,000
Assets acquired, NBV	(38,405)
Liability assumed	25,748
Goodwill	$1,057,508

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On August 5, 2016, we entered into an amended and restated settlement agreement (“Settlement Agreement”) with Daniel Williams, our former Chief Executive Officer and member of our Board of Directors. The settlement agreement provided for a cash payment of $575,000 to us to settle a dispute related to an Internal Revenue Service (“IRS”) administrative action against us and Mr. Williams for federal taxes owed to the IRS by the Company. The cash paid to the Company was used to satisfy the IRS administrative action at a cost of approximately $250,000, not including any additional interest and penalties. We used the remaining cash for working capital purposes. The Company and Mr. Williams also agreed to a mutual release of claims.

Of the total funds received from Mr. Williams, $350,000 was used for the purchase of the assets from Big Al’s.

On August 5, 2016, three purchasers (“Purchasers”), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company (“Shares”) owned by Mr. Williams for an aggregate purchase price of $700,000. The Purchasers consisted of (1) Emil Assentato who purchased 43,571,429 of the Shares, (2) Silvestro Spilabotte, Jr. who purchased 2,142,857 of the Shares, and (3) 15E 30 West Street, LLC who purchased 4,285,714 of the Shares. The source of the funds for the consideration paid by Purchasers was personal funds with respect to Mr. Assentato and Mr. Spilabotte, Jr. and equity contributions from investors in 15E 30 West Street, LLC. Upon purchase of the Shares, Purchasers beneficially owned approximately 50.19% of the voting securities of the Company as of August 5, 2016.

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

The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience and other currently available evidence.

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Property and equipment

Property and equipment is stated at historical cost. Expenditures for improvements that significantly extend the useful life of an asset are capitalized in the period incurred. Repairs and maintenance expenditures are expensed. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Classification	Estimated useful life
Vehicles and equipment	7 years
Equipment, furniture, and fixtures	5 to 7 years
Computer hardware and software	3 years

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

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring net losses and negative cash flows from operating activities.

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2016 and 2015:

	2016	2015
Vehicles	$158,372	$136,188
Furniture and equipment	63,520	47,140
Software	9,779
Total property and equipment at cost	231,671	183,328
Less accumulated depreciation	(68,568)	(30,535)

Property and equipment, net	$163,103	$152,793

4. PROVISION FOR INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended December 31, 2016 and 2015 consists of the following:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
	-	-
Total provision (benefit) for income taxes	$-	$-

The Company is subject to United States federal and state income taxes at an approximate rate of 36.25%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Federal tax benefit	$(281,345)	$(653,236)
State benefit, net of Federal	(21,421)	(43,295)
Permanent differences	85,188	171,084
Change in valuation allowance	217,578	525,448
Total	$-	$-

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$776,125	$580,087
Allowance for bad debt	26,845	1,804
Accrued compensated absences	-	5,616
Depreciation	24,684	(5,434)
Stock-based compensation	-	121,017
Total gross deferred tax assets	827,654	703,089
Less: valuation allowance	(827,654)	(703,089)
Net deferred tax assets	$-	$-

At December 31, 2016, the Company had federal and state net operating losses of approximately $2,341,738 which will begin to expire in 2033. On September 4, 2015, the Company completed a recapitalization, by which the non-surviving entity generated net operating losses through the completion of the recapitalization. The Company has not included these losses in the above deferred tax assets since it cannot conclude that it is more likely than not that they will not be limited or fully forfeited under Section 382 of the Internal Revenue Code.

The Company has historically generated losses and the future realizability of its loss carryforwards is uncertain, correspondingly, management believes that it is more likely than not that its deferred tax assets will not be realized. Due to this uncertainty, the Company has applied a 100% valuation against its deferred tax assets.

As of December 31, 2016, and 2015, the Company did not have any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception, however all periods since its inception remain open.

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

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In January 2015, the Unit Purchase Agreement was amended to change the definition of a liquidity event from $1,960,00 to any merger, reverse merger, or any other sale or swap of all or substantially all of the seller’s equity with another entity or person (including, without limitation, with a public shell) or the sale of all or substantially all of the assets of the seller, which would cause the units to become mandatorily redeemable. In addition, the number of units to be repurchased and the purchase price was revised to $550,000 to redeem 125,000 Class A Units with 45% of the redemption price due within five days of a liquidity event and the remaining amount due on or before the 12-month anniversary of the liquidity event. In September 2015, the Company repurchased 125,000 Class A Units for a cash payment of $247,500. In addition, the Company issued the Unit holders 50,000 shares of Series A Convertible Preferred Stock at its stated value of $50,000. As of December 31, 2016, and 2015, the remaining Unit payable obligations totaled $302,500.

7. NOTES PAYABLE

During 2015, the Company issued promissory notes totaling $460,500 bearing interest at rates between 8% and 18% per annum. In connection with the closing of the Merger in September 2015, the Company settled the notes via the issuance of 479,853 shares of Series A Convertible Preferred stock and 124,000 shares of common stock, inclusive of accrued interest totaling $19,354.

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

On June 30, 2016 Adriatic Advisors, LLC purchased this note. Adriatic is controlled by Jelena Doukas (“Doukas”) who is a beneficial owner of the Corporation’s 5% Series A Convertible Preferred Stock (the “Series A Preferred”).

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

In March of 2016, the Company’s former CEO returned 1,200,000 shares of common stock to treasury in exchange for forgiveness of the receivable due to the Company. The shares were subsequently cancelled. The Company also cancelled the receivable of $261,573 as part of its settlement with the former CEO.

In August 2016, CSA Holdings Inc. (the “Company”) entered into an amended and restated settlement agreement (“Settlement Agreement”) with Daniel Williams. The settlement agreement provided for a cash payment of $575,000 to the Company to settle a dispute related to an IRS administrative action against the Company and Mr. Williams for federal taxes owed by the Company. The Company and Mr. Williams also agreed to a mutual release of claims subject to the following events occurring: (1) Mr. Williams making the $575,000 payment, (2) resignation of Mr. Williams from all position of the Company and its wholly-owned subsidiary – CSA, LLC, as CEO, President and Chairman of the Board or Manager, as the case may be, (3) repayment of certain loans previously made to the Company and (4) dismissal of the IRS administrative action. In connection with entry into the Settlement Agreement, Mr. Williams resigned as the Company’s Chief Executive Officer, President and Chairman of the Board effective as of the April 18, 2016.

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

As of December 31, 2016 and 2015, the Company had outstanding related party notes payable totaling $342,905 and $21,905, respectively. As of December 31, 2016, the outstanding loan payable was in default, however, no demand for damages has been received and additional monies were advanced to the Company during the year.

9. STOCK BASED COMPENSATION

During the years ended December 31, 2016 and 2015, the Company granted 5,000,000 stock options and 1,000,000 stock options, respectively. The total grant date fair value of the options granted during the year ended December 31, 2016 was $159,979. The grant date fair value for the award was calculated with a Black-Scholes Option pricing model with the following assumptions: expected volatility of 300%; an average expected term of 6.5 years; risk free rates based on U.S. Treasury instruments for the expected term; and no dividend payment expectations.

The following table summarizes the Company’s option activity the December 31, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2013	-	$-
Options granted	775,000	0.0001
Exercised		-
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2014	775,000	$0.0001
Options granted	1,000,000	0.18
Exercised	—	—
Forfeited, cancelled or expired	—	—

Outstanding at December 31, 2015	1,775,000	$0.18	9.75	$0.23
Options granted	5,000,000	0.18		0.41
Outstanding at December 31, 2016	6,775,000	$0.18	9.75	$0.23

The options granted and vested, as a private company during the year ended December 31, 2014, were accounted for under the intrinsic value method. In accordance with this method, the Company is required to re-measures the intrinsic value of the outstanding options at each reporting date through the date of settlement. The change related to the intrinsic value of the applicable awards is included in payroll and related costs in the accompanying consolidated statements of operations. As of December 31, 2016, the outstanding options subject to re-measurement had an intrinsic value of $0.41. As a result of the re-measurements, the Company recognized stock option expense of $146,301 for the year ended December 31, 2016.

For the years ended December 31, 2016 and 2015, the Company recognized $146,301 and $283,083, respectively, of compensation cost associated with its stock options. As of December 31, 2016, the Company had unrecognized compensation expense associated with its outstanding options totaling $8,346.

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In August 2016, the Company issued 12,000,000 shares of restricted common stock as part of the acquisition of Big Al’s

In August 2016, three purchasers (“Purchasers”), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company (“Shares”) owned by Daniel Williams for an aggregate purchase price of $700,000. Upon purchase of the Shares, Purchasers will beneficially own 50.19% of the voting securities of the Company as of August 5, 2016.

In September 2016, the Company issued 12,500,000 shares of restricted common stock for cash proceeds totaling $150,000.

In October 2016, the Company issued 3,283,333 shares of restricted common stock for cash proceeds totaling $85,000.

In November 2016, the Company issued 279,600 shares of restricted common stock for cash proceeds totaling $13,980.

Series A Convertible Preferred Stock

As of December 31, 2016, the Company had 1,461,853 shares of 5% Series A Convertible Preferred Stock (“Preferred”) issued and outstanding. Each share of the Series A Convertible Preferred Stock has a stated value of $1.00 per share and is convertible, at the holder’s election, at an initial conversion price of $0.25 per share. The conversion price is subject to conventional adjustments associated with anti-dilution provisions for certain stock dividend, splits, business combination transactions, and other contemplated change in control transactions. The conversion price also adjusts, for a period of five years, for subsequent sales or grants of equity and equity-linked instruments at an effective price per share lower than the initial conversion price such that the conversion price equals the price of the subsequent issuance. Additionally, the Company has the option to redeem all or a portion of the Series A Preferred Shares at a price equal to the stated value of the shares ($1.00) plus accrued and unpaid dividends beginning three years after the issuance date of the Preferred. Each preferred share is entitled to one vote.

The Preferred shares accrue cumulative dividends at a rate of 5% per annum. As of December 31, 2016, the Company had accrued dividends of $18,621, payable in cash only when, as, and if declared by the Board of Directors out of funds legally available therefor or upon liquidation, redemption for common stock at the Company’s option, or conversion into common stock. No accrual for dividends has been set up for 2016.

Additionally, the Preferred shareholders were granted additional covenants, requiring prior written consent from at least 51% of the Preferred to execute certain transactions. These covenants include:

a)

Prohibition from effecting or entering into an agreement to effect any issuance of common stock or common stock equivalents involving a Variable Rate Transaction. “Variable Rate Transaction” means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price.

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

For the period from January 1, 2016 through December 31, 2016 the Company issued 290,000 shares of Series A Convertible Preferred Stock for total cash receipts of $290,000.

11. ACQUISITION

In July 2016 entered into an asset purchase agreement (“Agreement”) with Big Al’s Security Team, LLC, BSAT Oregon, LLC, BAST Arizona, LLC, Precision Operations Group, Inc. and Precession Operations Group SHS, LLC (collectively referred to herein as the “Sellers”) and closed the transaction on August 18, 2016. The Agreement provided for a cash payment of $350,000 to the Sellers and issuance of 12,000,000 shares of restricted common stock of the Company and an earn-out of up to $100,000 in cash and an additional 4,000,000 shares of restricted common stock of the Company in exchange for the acquisition of the Sellers’ assets and specified liabilities related to the business of providing security services for (1) high profile individuals, (2) event security, (3) residential and commercial security, (4) identity verification and (5) cannabis security for employers, facilities, retail stores as well as money and cannabis transportation services (collectively referred to as the “Business”).

12. SUPPLEMENTAL NON-CASH DISCLOSURES

Supplemental non-cash disclosures for the years ended December 31, 2016 and 2015 are as follows:

Description	2016	2015
Cash paid during the year for
Income taxes	-	-
Interest	-	745
Financing Activities
Share redemption	261,573
Conversion of debt and accrued interest to preferred stock		479,853
Investing Activities
Acquisition of fixed assets	38,415	-
Acquisition of intangibles	1,057,509	-

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

13. INTERIM FINANCIAL STATEMENTS DISCLOSURES

Interim financial statements disclosures for the quarterly periods in the years ended December 31, 2016 and 2017 are as follows:

INTERIM BALANCE SHEETS
	September 30, 2016	June 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$211,281	$142,395	$23,142
Accounts receivable - net of allowance for doubtful accounts	160,701	4,521	49,454
Prepaid expenses	55,885	57,473	15,887
Total Current Assets	427,867	204,389	88,483
Property and equipment, net	168,809	138,866	146,193
Goodwill	1,057,509	-	-
TOTAL ASSETS	$1,654,186	$343,255	$234,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$330,255	$305,547	$205,906
Accrued compensation and related benefits	503,808	473,005	485,229
Related party notes payable	196,905	123,905	46,905
Deferred revenue	127,225	113,493	1,845
Notes payable – from acquisition	25,748	-	-
Convertible notes payable - net of discount	162,868	87,868	97,868
Preferred dividends payable	18,621	18,621	18,621
Unit redemption payable	302,500	302,500	302,500

TOTAL LIABILITIES	1,667,931	1,424,939	1,158,874

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized - issued and outstanding - 1,461,853, 1,461,853, 1,441,853 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	1,461	1,461	1,441
Common stock, $.001 par value, 500,000,000 shares authorized - issued and outstanding - 110,289,022, 98,289,022, 98,289,022 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	186,872	148,289	99,489
Additional paid-in capital	3,023,305	1,926,713	1,905,513
Accumulated deficit	(3,225,384)	(3,158,148)	(2,930,661)
Total stockholders’ equity (deficit)	(13,745)	(1,081,685)	(924,198)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,654,186	$343,255	$234,676

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
REVENUE	$728,921	$163,614	$1,313,203	$663,255
DIRECT COSTS	458,417	116,111	847,937	415,015
GROSS PROFIT	270,504	47,503	465,267	248,240
OPERATING EXPENSES
Wages and benefits	190,678	93,630	498,255	210,758
Professional fees	60,791	67,789	298,962	123,891
Bad debts (recovered)	(183)	9,810	(60,253)	9,810
General and administrative	80,155	444,579	209,257	928,416
Total Operating Expenses	331,441	615,808	946,220	1,272,875
Loss from operations	(60,937)	(568,305)	(480,953)	(1,024,635)
OTHER INCOME (EXPENSE)
Interest income (expense)	(6,299)	(208,875)	(26,297)	(221,513)
NET INCOME(LOSS)	$(67,236)	$(777,180)	$(507,251)	$(1,246,148)
Weighted average shares outstanding - Basic and fully diluted	166,598,261	100,264,022	137,350,518	100,264,022
Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
REVENUE	$300,832	$2,220	$584,282	$27,401
DIRECT COSTS	222,923	14,494	389,520	14,494
GROSS PROFIT	77,909	(12,274)	194,763	12,907
OPERATING EXPENSES
Wages and benefits	201,149	38,351	307,577	117,129
Professional fees	103,426	16,489	238,171	56,102
Bad debts (recovered)	(60,071)	-	(60,071)	-
General and administrative	55,679	33,646	129,102	33,645
Total Operating Expenses	300,183	88,486	614,779	206,876
Income (loss) from operations	(222,274)	(100,760)	(420,016)	(193,969)
Interest income (expense)	(5,212)	-	(19,999)	-
NET INCOME(LOSS)	$(227,271)	$(100,760)	$(439,799)	$(193,969)
Weighted average shares outstanding - Basic and fully diluted	145,642,868	99,485,734	122,565,945	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED MARCH 31,
	2016	2015
REVENUE	$283,450	$25,181
DIRECT COSTS	166,597	78,778
GROSS PROFIT	116,853	(53,597)
OPERATING EXPENSES
Wages and benefits	106,427	-
Professional fees	134,744	39,612
General and administrative	73,424	-

Total Operating Expenses	314,596	39,612

INCOME(LOSS) FROM OPERATIONS	$(197,742)	$(93,209)
Interest income (expense)	(14,786)	-

NET INCOME (LOSS)	(212,528)	(93,209)

Weighted average shares outstanding Basic and fully diluted	99,485,734	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	NINE MONTHS PERIODS ENDED SEPTEMBER 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(507,251)	$(1,246,148)
Adjustments to reconcile net loss
Depreciation	32,326	8,484
Loss (gain) on disposal of asset	-	1,873
Stock based compensation	38,553	-
Interest expense	1,800	218,064
Discount amortization	10,606
Changes in operating assets and liabilities
Accounts receivable	(121,128)	76,204
Other current assets	-	1,091
Loan receivable from member	-	261,573
Prepaid expenses	(31,315)	-
Accounts payable	88,617	44,104
Accrued compensation	60,924	218,712
Other accrued expenses	-	(57,286)
Customer deposits	-	(58,226)
Accrued vacation	-	(3,865)
Deferred revenue	59,774	-

Cash Used In Operating Activities	(367,093)	(535,423)

Cash Flows from Investing Activities
Purchase of Big Al’s	(350,000)	-
Purchase of furniture, vehicles and equipment	(9,928)	(141,429)
Proceeds from disposal asset		14,128

Cash Used In Investing Activities	(359,928)	(127,301)

Cash Flows from Financing Activities
Proceeds from issuance of shares	643,170	429,000
Proceeds from subscription receivable	-	2,250
Note payables	238,200	472,405
Redeemable units	-	(247,500)

Cash Provided by Financing Activities	881,370	656,155

Change in Cash and Cash Equivalents	154,350	(6,569)

Cash and Cash Equivalents - Beginning of period	56,932	42,525

Cash and Cash Equivalents -End of period	$211,281	$35,956

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	SIX MONTHS PERIOD ENDED JUNE 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(440,015)	$(193,969)
Adjustments to reconcile net loss
Depreciation	14,653	-
Stock based compensation	15,998	-
Interest expense	1,200	-
Discount amortization	10,606
Changes in operating assets and liabilities
Accounts receivable	35,052	(27,401)
Prepaid expenses	(32,902)	-
Accounts payable	63,909	99,157
Accrued compensation	30,121	47,487
Deferred revenue	46,042	-

Cash Used in Operating Activities	(256,062)	(74,726)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(726)	-

Cash Used in Investing Activities	(726)	-

Cash Flows from Financing Activities
Issuance of shares	250,725	-
Note payable	90,800	69,642

Cash Provided by Financing Activities	341,525	69,642

Change in Cash and Cash Equivalents	85,464	(5,084)

Cash and Cash Equivalents - Beginning of period	56,932	(1,870)

Cash and Cash Equivalents -End of period	$142,395	$(6,954)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	THREE MONTHS PERIOD ENDED MARCH 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(212,528)	(93,209)
Adjustments to reconcile net loss
Depreciation	7,327	-
Stock based compensation	7,999	-
Interest expense	600	-
Discount amortization	10,606	-
Changes in operating assets and liabilities
Accounts receivable	(9,881)	(25,181)
Prepaid expenses	8,683	-
Accounts payable	(35,732)	39,613
Accruals	42,345	42,034
Deferred revenue	(65,606)	-

Cash Used in Operating Activities	(246,187)	(36,743)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(727)	-

Cash Used in Investing Activities	(726)	-

Cash Flows from Financing Activities
Issuance of shares	188,724	-
Note payable	24,400	36,743

Cash Provided by Financing Activities	213,124	36,743

Change in Cash and Cash Equivalents	(33,790)	-

Cash and Cash Equivalents - Beginning of period	56,932	(1,870)

Cash and Cash Equivalents -End of period	$23,142	$(1,870)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

INTERIM BALANCE SHEETS
ASSETS	June 30, 2017	March 31, 2017
Current Assets
Cash and cash equivalents	$5,299	$10,160
Accounts receivable (net of allowance for doubtful accounts)	101,632	-
Prepaid expenses	59,769	59,548
Total Current Assets	166,700	261,201
Property and equipment, net	138,896	151,911
Goodwill	1,057,509	1,057,509

TOTAL ASSETS	$1,363,104	$1,470,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$400,721	$387,571
Accrued compensation and related benefits	5,652	87,809
Related party notes payable	485,911	534,816
Deferred revenue	(20,045)	-
Taxes payable	97,128	103,143
Notes payable	74,654	86,650
Preferred dividends payable	18,621	18,621
Unit redemption payable	302,500	302,500

TOTAL LIABILITIES	1,365,141	1,521,110

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized - issued and outstanding - 1,461,853, 1,461,853, 1,441,853 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	1,461	1,461
Common stock, $.001 par value, 500,000,000 shares authorized - issued and outstanding - 110,289,022, 98,289,022, 98,289,022 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	132,452	126,352
Additional paid-in capital	4,115,920	3,770,479
Accumulated deficit	(4,251,870)	(3,927,806)
Total stockholders’ equity (deficit)	(2,037)	(29,514)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,363,104	$1,461,596

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
REVENUE	$851,044	$300,832	$1,908,280	$584,282
DIRECT COSTS	642,286	222,923	1,490,466	389,520

GROSS PROFIT	208,758	77,909	417,815	194,762

OPERATING EXPENSES
Wages and benefits	131,580	209,149	243,784	307,577
Professional fees	46,541	104,426	93,081	238,171
Bad debts (recovered)	-	(60,071)	-	(60,071)
General and administrative	354,702	55,679	721,591	129,102

Total Operating Expenses	532,822	300,183	1,058,456	614,779
Income (loss) from operations	(324,064)	(222,274)	(640,641)	(420,016)
Interest income (expense)	-	(5,212)	-	(19,999)

NET INCOME(LOSS)	$(324,064)	$(227,486)	$(640,641)	$(440,014)
Weighted average shares outstanding - Basic and fully diluted	132,369,537	99,485,734	131,179,352	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	deferred tax assets consist MARCH 31,
	2017	2016
REVENUE	$1,057,237	$283,450
DIRECT COSTS	848,180	166,597

GROSS PROFIT	209,057	116,853

OPERATING EXPENSES
Wages and benefits	112,204	106,427
Professional fees	46,541	134,744
General and administrative	366,889	73,424

Total Operating Expenses	525,634	314,596
Income (loss) from operations	(316,578)	(197,742)
Interest income (expense)	-	(14,786)

NET INCOME(LOSS)	$(316,578)	$(212,528)

Weighted average shares outstanding Basic and fully diluted	126,351,955	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	SIX MONTHS PERIOD ENDED JUNE 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(666,117)	$(440,015)
Adjustments to reconcile net loss
Depreciation	31,886	14,653
Stock based compensation	93,081	15,998
Interest expense		1,200
Discount amortization	-	10,606
Changes in operating assets and liabilities
Accounts receivable	120,962	35,052
Prepaid expenses	57,748	(32,903)
Accounts payable	(22,374)	63,909
Accrued compensation	2,016	30,121
Deferred revenue	-	46,042

Cash Used in Operating Activities	(402,843)	(255,336)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(7,089)	(727)

Cash Used in Investing Activities	(7,089)	(727)

Cash Flows from Financing Activities
Issuance of shares	-	250,725
Note payable - related party	310,000	90,800
Convertible notes	102,814	-
Lien notes payable	(2,259)

Cash Provided by Financing Activities	410,555	341,525

Change in Cash and Cash Equivalents	623	85,464

Cash and Cash Equivalents - Beginning of period	(24,196)	56,932

Cash and Cash Equivalents -End of period	$(23,573)	$142,395

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	THREE MONTHS PERIOD ENDED MARCH 31
	2017	2016
Cash Flows from Operating Activities
Net loss	$(334,119)	$(212,528)
Adjustments to reconcile net loss
Depreciation	18,280	7,326
Stock based compensation	46,541	7,999
Interest expense		600
Discount amortization	-	10,606
Changes in operating assets and liabilities
Accounts receivable	49,814	(9,881)
Prepaid expenses	28,874	8,683
Accounts payable	22,495	(35,732)
Accrued compensation	90,188	42,345
Deferred revenue	-	(65,606)

Cash Used in Operating Activities	(77,927)	(246,187)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(7,089)	(727)

Cash Used in Investing Activities	7,089)	(727)

Cash Flows from Financing Activities
Issuance of shares	-	188,724
Lien notes payable	(877)	-
Note payable	102,814	24,400

Cash Provided by Financing Activities	101,937	213,124

Change in Cash and Cash Equivalents	16,921	(33,789)

Cash and Cash Equivalents - Beginning of period	(24,196)	56,932

Cash and Cash Equivalents -End of period	$(7,275)	$23,142

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

14. SUBSEQUENT EVENTS

For the period from January 1, 2017 through the date of this report, we issued a total of 8,000,000 shares of restricted and unregistered common stock in private placements for cash proceeds totaling approximately $213,000.

On August 22, 2017, CSA Holdings, Inc. (the “Company”) entered into a Debt Conversion, Accord and Satisfaction Agreement with Adriatic Advisors, LLC (“Adriatic”) and Jelena Doukas (“Doukas”). The Agreement provided for issuance of 8,000,000 shares of common stock of the Company in exchange for the cancellation of certain debt obligations of the Company and a mutual release of potential claims between the parties to the agreement.

On August 22, 2017, the Company entered into a Debt Conversion, Accord and Satisfaction Agreement with Pure Energy 714, LLC (“Pure Energy”). The Agreement provided for issuance of 7,000,000 shares of common stock of the Company in exchange for the cancellation of certain debt obligations of the Company and a mutual release of potential claims between the parties to the agreement.

On August 24, 2017, the Company entered into a Stock Purchase Agreement with Emil Assentato (“Assentato”). The Agreement provided for the purchase and issuance of 10,756,528 shares of restricted common stock of the Company to Assentato for a purchase price of $300,000

On August 24, 2017, the Company entered into a Termination Agreement with Dixie Holdings, LLC (“Dixie”) and James Willett (“Willett”). The Agreement provided for issuance of 4,333,333 shares of restricted common stock of the Company to Dixie and 9,100,000 shares of restricted common stock of the Company to Willett in exchange for the cancellation of repayment obligations of the Company in the amount of $403,000 arising under the Unit Purchase Agreement between CSA, LLC, a wholly-owned subsidiary of the Company, Dixie and Willett dated October 15, 2013

On August 24, 2017, the Company entered into a Stock Purchase Agreement with Willett. The Agreement provided for the purchase and issuance of 1,333,333 shares of restricted common stock of the Company to Willett for a purchase price of $40,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2017, our Board of Directors approved the dismissal of WSRP, LLC. (“WSRP”) as the Company’s independent registered public accounting firm

The report of WSRP on the Company’s financial statements for the fiscal year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report raised substantial doubt on the Company’s ability to continue as a going concern as a result of the Company’s continued losses from operations since inception, and had both stockholders’ and working capital deficiencies.

During the Company’s most recent fiscal year and through the date of dismissal, (a) the Company had no disagreements with WSRP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of WSRP would have caused either of them to make reference to the subject matter of the disagreement in connection with their reports and (b) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On July 2017, the Company’s Board of Directors approved the engagement of Thayer O’Neal (“Thayer”) as the Company’s independent registered public accounting firm and Thayer was engaged on July 2017. During the Company’s most recent fiscal year ended December 31, 2015 and from January 1, 2016 through July 2017, neither the Company nor anyone on its behalf consulted Thayer regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that Thayer concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.. In approving the selection of Thayer as the Company’s independent registered public accounting firm, the Company’s Board of Directors considered these services previously provided by Thayer and concluded that such services would not adversely affect the independence of Thayer.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our President and Chief Financial Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

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

Under the supervision of management, including our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 1992 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

•

Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. This material weakness resulted in, among other things, our failure to timely file our Annual Report on Form 10-K for the period ended December 31, 2016 as well as our quarterly reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016.

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

There have been no changes in our internal control over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Thomas Siciliano	58	President, Chief Financial Officer and Secretary
Charles Smith	55	Director
James Willett	67	Director

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

Thomas Siciliano. Mr. Siciliano was appointed as our President and Chief Financial Officer on August 26, 2016 and our Chief Operating Officer as of January 22, 2016 after joining our company on November 2, 2015. Prior to joining the Company, Mr. Siciliano served as a Vice President for Classic Party Rentals from 2012 to 2015 where he was responsible for establishing and implementing new operating strategies, consolidated locations and built new branding, marketing, and operations efficiencies. From 2001 to 2011, Mr. Siciliano was the Chief Operations Officer and Senior Vice President of Sales at Integrity Associates, LLC (“Integrity”), a provider of business operations and sales consulting services. In addition to his duties at Integrity, Mr. Siciliano was a speaker in the areas of leadership, operations excellences and sales training at a variety of national conventions and universities and co-author of Shifting Into Higher Gear. From 2000 – 2001 Siciliano Mr. Siciliano was a Vice President of Sales and Operations at Corporate Express, an office supply company where he was responsible for creating comprehensive sales and infrastructure strategic plans and following a merger, lead the sales, customer service and team integration. From 1995 to 2000, Mr. Siciliano was a Senior Vice President of Sales for Aramark Uniform Services. Mr. Siciliano earned a Bachelor’s Degree in Business Administration from Columbus University.

Charles Smith. Charles Smith was appointed as a director on September 4, 2015. Mr. Smith has been the Chief Operating Officer and acting Chief Financial Officer for Dixie Brands, Inc. since 2014 and is responsible for the day-to-day oversight of company operations, production, sales, finance and long-term strategic planning. Mr. Smith is also one of the original founders of the Dixie Elixirs and Edibles Company in 2009. Mr. Smith is also the President of Bella Terra Realty Holdings since 2007. Mr. Smith was President of Sagebrush Realty Development from 2005 – 2007. Mr. Smith has over twenty five (25) years of experience in a variety of industries. He has a strong financial background, holding the position of Chief Financial Officer for a mid-sized retail apparel chain, has built and managed sales and marketing teams for private and publicly traded technology companies, and has successfully founded two companies, including one in the alcohol beverage industry. Mr. Smith has a Bachelor’s degree in Accounting from the University of Maryland and an MBA from the Owen Graduate School at Vanderbilt University.

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

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

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

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

•

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5. Mr. Smith did not file a Form 3 and Mr. Willet did not file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for our principal executive officer or other individual serving in a similar capacity during the year ended December 31, 2016:

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Thomas Siciliano,	2016	$176,958	146,301	-	$323,259
President, Principal Executive and Financial Officer (2)	2015	$26,750	5,333	-	$32,083

Mr. Siciliano was appointed as our Principal Executive and Financial Officer on August 26, 2016. Mr. Siciliano’s employment commenced on November 3, 2015

Employment Agreements with Executive Officers

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

On August 26, 2016, the Board of Directors named Mr. Siciliano as President of the Company. Siciliano’s salary was increased to $200,000 per year and was granted stock options to purchase 5,000,000 shares of our common stock at a price of .06. The options vest 2,000,000 at the time of the award and 1,000,000 each year for the next 3 years on the annual anniversary of the option grant. The Board agreed to develop a Bonus program designed to reward the accomplishment of agreed upon goals for the period of August 26, 2016 through September 22, 2017.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information regarding all restricted stock, stock options and SAR awards (if any) held by our officers listed in the summary compensation table above as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Thomas Siciliano	-	1,000,000	-	$0.18	11/3/2025	1,000,000	$160,000	-	-
Thomas Siciliano		5,000,000		$0.06	08/22/2019	3,000,000	$180,000

. Our directors do not receive any compensation as directors and there is no other compensation being considered at this time

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of September 30, 2017, with respect to the beneficial ownership of our outstanding common stock and preferred stock by:

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

	Shares Beneficially Owned (1)	Percentage Ownership

Name and Address of Affiliate
Thomas Siciliano (2) 4704 Harlan Street, Suite 680 Denver, CO 80212	6,000,000	3.98%
Charles Smith (3) 4704 Harlan Street, Suite 680 Denver, CO 80212	3,642,973	2.42%
James Willet (4) 4704 Harlan Street, Suite 680 Denver, CO 80212	4,857,402	3.22%
Daniel Williams (5) 4704 Harlan Street, Suite 680 Denver, CO 80212	5,034,078	3.34%
Emil Assentato 141 Piping Rock Road Locust Valley, NY 11560	56,071,429	37.20%

Officers, Directors, and Affiliates	70,748,480	50.16%

_________

(1)	Based on aggregate shares outstanding and issuable upon conversion at September 22, 2017 of 150,746,867.
(2)	Mr. Siciliano become our Principal Executive and Financial Officer effective August 9, 2016. Mr. Siciliano’s holding consist solely of options exercisable into shares of common stock.
(3)	Mr. Smith has been a member of our Board of Directors since our Company’s September 2015. Mr. Smith’s holdings include 3,642,973 shares held by Dixie Holdings, an entity he controls.
(4)	Mr. Willett was appointed to our Board of Directors on February 12, 2016.
(5)	Mr. Williams served as our Principal Executive and Financial Officer until his resignation on April 18, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We engaged in the following transactions with related parties:

On August 5, 2016, we entered into an amended and restated settlement agreement (“Settlement Agreement”) with Daniel Williams, our form Chief Executive Officer and member of our Board of Directors. The settlement agreement provided for a cash payment of $575,000 to us to settle a dispute related to an Internal Revenue Service (“IRS”) administrative action against us and Mr. Williams for federal taxes owed to the IRS by the Company. The cash paid to Company was used to satisfy the IRS administrative action at a cost of approximately $250,000 excluding additional interest and penalties. We used the remaining cash for working capital purposes. The Company and Mr. Williams also agreed to a mutual release of claims subject to the following events occurring: (1) Mr. Williams making the $575,000 payment, (2) resignation of Mr. Williams from all position of the Company and its wholly-owned subsidiary – CSA, LLC, as CEO, President and Chairman of the Board or Manager, as the case may be, (3) repayment of certain loans previously made to the Company and (4) dismissal of the IRS administrative action.

On August 5, 2016, three purchasers (“Purchasers”), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company (“Shares”) owned by Mr. Williams for an aggregate purchase price of $700,000. The Purchasers consisted of (1) Emil Assentato who purchased 43,571,429 of the Shares, (2) Silvestro Spilabotte, Jr. who purchased 2,142,857 of the Shares, and (3) 15E 30 West Street, LLC who purchased 4,285,714 of the Shares. The source of the funds for the consideration paid by Purchasers was personal funds with respect to Mr. Assentato and Mr. Spilabotte, Jr. and equity contributions from investors in 15E 30 West Street, LLC. Upon purchase of the Shares, Purchasers beneficially owned approximately 50.19% of the voting securities of the Company as of August 5, 2016.

In connection with entry into the Settlement Agreement, Mr. Williams resigned as the Company’s Chief Executive Officer, President and Chairman of the Board effective as of the April 18, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Thayer O’Neal for the fiscal year ended December 31, 2016.

Audit Fees	$-	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$-

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

3.1(b)*	Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on July 9, 2015.

3.1(c)*	Certificate of Amendment to Articles of Incorporation filed by the Company with the Secretary of State of Nevada on August 8, 2016.

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 31, 2013 (Commission File No. 333-193153)).(1)

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

10.3

First Amendment Unit Purchase and Sale Agreement dated as of January 24, 2015 by and between CSA, LLC, Dixie Holdings, LLC and James Willett (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QT filed with the Commission on January 26, 2016).

10.4

Amended and Restated Settlement Agreement dated August 5, 2016 entered into among CSA Holdings Inc., CSA, LLC and Daniel Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2016).

10.5

Asset Purchase Agreement dated July 26, 2016 by and among CSA, LLC, Big Al’s Security Team, LLC, BSAT Oregon, LLC, BAST Arizona, LLC, Precision Operations Group, Inc. and Precession Operations Group SHS, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2016).

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

CSA Holdings Inc.

Date: November 13, 2017	By:	/s/ Thomas Siciliano
Thomas Siciliano, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Siciliano	President and Chief Financial Officer	November 13, 2017
Thomas Siciliano	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Charles Smith	Director
Charles Smith		November 13, 2017

/s/ James Willet	Director
James Willet		November 13, 2017

F-1