Form 10-K/A
period 2016-12-31
CSA HOLDINGS INC.
filed 2017-11-30
CIK 1586988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

CSA Holdings, Inc. (“CSA,” or “Company”, “we,” “us” or “our”) is filing this Restated Comprehensive Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2016 (this “Annual Report”) as a result of an inadvertent filing without final proofing. The changes to not rise to the level of restatement of the financial statements and are more in the nature of typing and proofing errors

DOCUMENTS INCORPORATED BY REFERENCE

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

THREE MONTHS ENDED MARCH 31, 2016

Revenue

Revenue for the first three months of 2016, revenue was $283,450 of which $120,490 was for guard services and the balance related security system installations. With our August 2016 acquisition of Big Al’s, we expect more of our future revenues to be derived from guard services.

Payroll and Related Costs

For the three months ended March 31, 2016, our direct payroll costs relating to revenue was $118,934. Administrative wages and benefits for the three months was $106,427 which included an intrinsic credit adjustment of $81,275.

Professional Fees

Our professional fees for the three months ended March 31, 2016 mainly included $98,679 for investor relations paid mainly for press releases and promoting of the Company, $19,923 for legal fees and accounting fees of $13,868.

Other General and Administrative

Other general and administrative expenses for the three months ended March 31, 2016 of $88,210 included mainly the following items – insurance $20,586, rent $15,818, marketing costs of $6,009 and interest expense of $14,786.

SIX MONTHS ENDED JUNE 30, 2016

Revenue

Revenue for the six months ended June 30, 2016, revenue was $584,285 as compared to the first three months which was $283,450, an increase of $300,835, of which $280,934 was for guard services, an increase of $160,444. The balance of the revenue of $303,351 was related to security system installations. With our August 2016 acquisition of Big Al’s, we expect more of our future revenues to be derived from guard services.

Payroll and Related Costs

For the six months ended June 30, 2016, our direct payroll costs relating to revenue was $212,220, an increase of $93,294 over the three months ended March 31, 2016. Administrative wages and benefits for the six months ended June 30, 2016 was $354,120, an increase of 247,693 which included an intrinsic credit adjustment of $81,275.

Professional Fees

Our professional fees for the six months ended June 30, 2016 totaling $223,966 mainly included $98,679 for investor relations paid mainly for press releases and promoting of the Company, $19,923 for legal fees and accounting fees of $13,868.

Other General and Administrative

Other general and administrative expenses for the six months ended June 30, 2016 of $116,549 which mainly included the following items – insurance $25,248, rent $29,315, marketing costs of $9,144 and interest expense of $19,999.

NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenue

Revenue for the nine months ended September 30, 2016, revenue was $1,233,266 which was an increase of $648,981 over the six months ended June 30, 2016, of which $768,162 was for guard services, an increase of $487,228 which reflects the acquisition of Big Al’s. The balance of the revenue of $465,104 was related to security system installations which increased over the last three months by $161,753.

Payroll and Related Costs

For the nine months ended September 30, 2016, our direct payroll costs relating to revenue was $508,312 an increase of $350,113 over the six months ended June 30, 2016, which is related to the labor assumed on the purchase of Big Al’s. Administrative wages and benefits for the nine months ended September 30, 2016 was $498,255, an increase of 144,135 over the six months ended June 30, 2016 and which included an intrinsic credit adjustment of $81,275.

Professional Fees

Our professional fees for the nine months ended September 30, 2016 totaling $287,446 mainly included $146,900 for investor relations paid mainly for press releases and promoting of the Company, $63,626 for legal fees and accounting fees of $69,331.

Other General and Administrative

Other general and administrative expenses for the nine months ended September 30, 2016 of $212,108 which mainly included the following items – insurance $42,714, rent $44,903, marketing costs of $11,768, travel expenses of $23,537, and interest expense of $26,297.

YEAR ENDED DECEMBER 31, 2016

Revenue

Although comparative numbers are shown on the financial statements, the nature of the Company’s business changed considerably on the acquisitions that took place in September 2015 and August 2016. The acquisition of Big Al’s in August 2016 increased revenues considerably in that the last quarter of revenues in 2016 increased by $1,102,329 to $2,335,595 from the revenue for the nine months ended September 30, 2016, of $1,233,266 as noted above. Guard Service revenue increased to $1,746,118 for the year ended December 31, 2016 from $768,162 for the nine months ended September 30, 2016, an increase of $977,956 which again reflects from the acquisition of Big Al’s.

Payroll and Related Costs

For the year ended December 31, 2016 direct payroll costs relating to revenue was $1,374,310, an increase of $811,977 over the nine months ended September 30, 2016, which is related to the labor assumed on the purchase of Big Al’s. Administrative wages and benefits for year ended December 31, 2016 was $624,482, an increase of 126,227 over the nine months ended September 30, 2016 and which included an intrinsic credit adjustment of $81,275. In addition, included in administrative wages is $146,301 of expense for the value of stock options held by certain officers and directors.

Professional Fees

Our professional fees for year ended December 31, 2016 was $395,317 which is an increase of $110,871 over the nine months ended September 30, 2016. Professional fees included $146,900 for investor relations paid mainly for press releases and promoting of the Company (no additional costs were incurred for this expense after July 1, 2016), $103,345 for legal fees which included the costs relating to the settlement with a former officer and director and the acquisition costs for Big Al’s, and accounting fees of $127,516.

Other General and Administrative

Other general and administrative expenses for the year ended December 31, 2016 was $333,977. The main items are as follows: – insurance $106,024, rent $58,150, marketing costs of $16,372, travel expenses of $30,935, vehicle expenses of 13,123, telecommunications of $22,348, and depreciation expense of $39,308.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2016, our working capital deficit amounted to $1,004,000. Two of our Board Members hold mandatorily redeemable units totaling approximately $303,000 that are due on demand. The holders have informally agreed to defer redemption, but are not under any obligation to continue to do so, and we are actively trying to renegotiate the terms of the units, but there can be no assurances that we will be successful.

Our operating activities used net cash of approximately $677,000 during fiscal 2016. Cash used to operate at our net loss of approximately $249,614 was off-set by stock based compensation totaling approximately $146,301 and increases in our current obligations totaling approximately $195,000. We are continuing to seek increases to our gross margins and overhead reductions to reduce our cash used in operations over the next twelve months.

During the year ended December 31, 2016 our investing activities consisting of net property and equipment purchases of approximately $4,600 of small equipment and computer software. As noted throughout this report, we also acquired the operations of Big Al’s

In 2016, we raised net capital of approximately $953,000 through a combination of debt and equity financing. In this regard, we issued, either directly or as a conversion of notes payable. Subsequent to December 31, 2016, and as of the date of this report, we raised additional cash proceeds totaling approximately $213,000 through common stock issuances. We expect to need to continue raise additional cash through debt and equity financing to fund our operations for at least the next twelve months, but do not currently have any firm commitments to do so.

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

Common Stock

For the period from January 1, 2017 through the date of this report, we issued a total of 8,000,000 shares of restricted and unregistered common stock in private placement for cash proceeds totaling approximately $213,000.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CSA Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of CSA Holdings, Inc. as of December 31, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSA Holdings, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

See notes to consolidated financial statements

CSA Holdings, Inc.

Consolidated Statements of Cash Flows

December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss	$(893,096)	$(1,921,280)
Adjustments to reconcile net loss
Depreciation	38,033	22,830
Loss on disposal of asset	-	860
Non-cash interest expense	-	222,615
Convertible Notes Discount Expense	(11,243)	-
Stock based compensation	93,082	283,082
Changes in operating assets and liabilities
Accounts receivable	(207,536)	45,430
Prepaid expenses	(63,852)	(20,543)
Accounts payable	200,100	145,407
Accounts payable - bank overdraft	19,838	-
Preferred dividends payable	-	18,621
Accrued compensation	(442,884)	395,237
Deferred revenue	(67,451)	9,225
Tax payables	109,143	-
Net cash used in operating activities	(1,357,398)	(798,516)

Cash flows from investing activities
Acquisition of company paid by cash	(350,000)	-
Proceeds from sale of asset	-	14,128
Purchase of assets	(9,928)	(148,110)
Cash used in investing activities	(359,928)	(133,982)

Cash flows from financing activities
Proceeds from issuance of preferred shares	290,000	642,000
Proceeds from issuance of common shares	938,755	-
Proceeds of related party notes payable	300,106	11,905
Payment of redeemable units	-	(247,500)
Convertible notes	-	540,500
Cash provided by financing activities	1,528,861	946,905
Change in cash and cash equivalents	(56,932)	14,407
Cash and cash equivalent - beginning of period	56,932	42,525
Cash and cash equivalents - end of period	$-	$56,932

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

On August 5, 2016, three purchasers (“Purchasers”), entered into stock purchase agreements to acquire an aggregate of 50,000,000 shares of restricted common stock of the Company (“Shares”) owned by Mr. Williams for an aggregate purchase price of $700,000. The Purchasers consisted of (1) Emil Assentato who purchased 43,571,429 of the Shares, (2) Silvestro Spilabotte, Jr. who purchased 2,142,857 of the Shares, and (3) 15E 30 West Street, LLC who purchased 4,285,714 of the Shares. The source of the funds for the consideration paid by Purchasers was personal funds with respect to Mr. Assentato and Mr. Spilabotte, Jr. and equity contributions from investors in 15E 30 West Street, LLC. Upon purchase of t he s hares , Purchasers beneficially owned approximately 50.19% of the voting securities of the Company as of August 5, 2016.

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

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

13. INTERIM FINANCIAL STATEMENTS DISCLOSURES

Interim financial statements disclosures for the quarterly periods in the years ended December 31, 2016 and 2017 are as follows:

INTERIM BALANCE SHEETS
	September 30, 2016	June 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$211,281	$142,395	$23,142
Accounts receivable - net of allowance for doubtful accounts	160,701	4,521	49,454
Prepaid expenses	55,885	57,473	15,887
Total Current Assets	427,867	204,389	88,483
Property and equipment, net	168,809	138,866	146,193
Goodwill	1,057,509	-	-
TOTAL ASSETS	$1,654,186	$343,255	$234,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$330,255	$305,547	$205,906
Accrued compensation and related benefits	503,808	473,005	485,229
Related party notes payable	196,905	123,905	46,905
Deferred revenue	127,225	113,493	1,845
Notes payable – from acquisition	25,748	-	-
Convertible notes payable - net of discount	162,868	87,868	97,868
Preferred dividends payable	18,621	18,621	18,621
Unit redemption payable	302,500	302,500	302,500

TOTAL LIABILITIES	1,667,931	1,424,939	1,158,874

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized - issued and outstanding - 1,461,853, 1,461,853, 1,441,853 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	1,461	1,461	1,441
Common stock, $.001 par value, 500,000,000 shares authorized - issued and outstanding - 110,289,022, 98,289,022, 98,289,022 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	186,872	148,289	99,489
Additional paid-in capital	3,023,305	1,926,713	1,905,513
Accumulated deficit	(3,225,384)	(3,158,148)	(2,930,661)
Total stockholders’ equity (deficit)	(13,745)	(1,081,685)	(924,198)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,654,186	$343,255	$234,676

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
REVENUE	$728,921	$635,854	$1,313,203	$663,255
DIRECT COSTS	458,417	400,521	847,937	415,015
GROSS PROFIT	270,504	235,333	465,267	248,240
OPERATING EXPENSES
Wages and benefits	190,678	93,629	498,255	210,758
Professional fees	60,791	67,789	298,962	123,891
Bad debts (recovered)	(183)	9,810	(60,253)	9,810
General and administrative	80,155	894,771	209,257	928,416
Total Operating Expenses	331,441	1,065,999	946,220	1,272,875
Loss from operations	(60,937)	(830,666)	(480,953)	(1,024,635)
OTHER INCOME (EXPENSE)
Interest income (expense)	(6,299)	(221,513)	(26,297)	(221,513)
NET INCOME(LOSS)	$(67,236)	$(1,052,179)	$(507,251)	$(1,246,148)
Weighted average shares outstanding - Basic and fully diluted	166,598,261	100,264,022	137,350,518	100,264,022
Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
REVENUE	$300,832	$2,220	$584,282	$27,401
DIRECT COSTS	222,923	14,494	389,520	14,494
GROSS PROFIT	77,909	(12,274)	194,763	12,907
OPERATING EXPENSES
Wages and benefits	201,149	38,351	307,577	117,129
Professional fees	103,426	16,489	238,171	56,102
Bad debts (recovered)	(60,071)	-	(60,071)	-
General and administrative	55,679	33,646	129,102	33,645
Total Operating Expenses	300,183	88,486	614,779	206,876
Income (loss) from operations	(222,274)	(100,760)	(420,016)	(193,969)
Interest income (expense)	(5,212)	-	(19,999)	-
NET INCOME(LOSS)	$(227,486)	$(100,760)	$(440,014)	$(193,969)
Weighted average shares outstanding - Basic and fully diluted	145,642,868	99,485,734	122,565,945	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED MARCH 31,
	2016	2015
REVENUE	$283,450	$25,181
DIRECT COSTS	166,597	78,778
GROSS PROFIT	116,853	(53,597)
OPERATING EXPENSES
Wages and benefits	106,427	-
Professional fees	134,744	39,612
General and administrative	73,424	-

Total Operating Expenses	314,596	39,612

INCOME(LOSS) FROM OPERATIONS	$(197,742)	$(93,209)
Interest income (expense)	(14,786)	-

NET INCOME (LOSS)	(212,528)	(93,209)

Weighted average shares outstanding Basic and fully diluted	99,485,734	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(507,251)	$(1,246,148)
Adjustments to reconcile net loss Depreciation	32,326	8,484
Loss (gain) on disposal of asset	-	1,873
Stock based compensation	38,553	-
Interest expense	1,800	218,064
Discount amortization	10,606
Changes in operating assets and liabilities
Accounts receivable	(121,128)	81,808
Prepaid expenses	(31,315)	-
Accounts payable	88,617	44,104
Accrued compensation	60,924	218,712
Other accrued expenses	-	(57,286)
Customer deposits	-	(58,226)
Accrued vacation	-	3,865
Deferred revenue	59,774	-
Cash Used In Operating Activities	(367,093)	(535,423)
Cash Flows from Investing Activities
Purchase of Big Al’s	(350,000)	-
Purchase of furniture, vehicles and equipment	(9,928)	(141,429)
Proceeds from disposal asset		14,128
Cash Used In Investing Activities	(359,928)	(127,301)
Cash Flows from Financing Activities
Proceeds from issuance of shares	643,170	429,000
Proceeds from subscription receivable	-	2,250

Note payables	238,200	472,405
Redeemable units	-	(247,500)

Cash Provided by Financing Activities	881,370	656,155
Change in Cash and Cash Equivalents	154,350	(6,569)
Cash and Cash Equivalents - Beginning of period	56,932	42,525
Cash and Cash Equivalents -End of period	$211,281	$35,956

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	SIX MONTHS PERIOD ENDED JUNE 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(440,015)	$(193,969)
Adjustments to reconcile net loss
Depreciation	14,653	-
Stock based compensation	15,998	-
Interest expense	1,200	-
Discount amortization	10,606
Changes in operating assets and liabilities
Accounts receivable	35,052	(27,401)
Prepaid expenses	(32,902)	-
Accounts payable	63,909	99,157
Accrued compensation	30,121	47,487
Deferred revenue	46,042	-

Cash Used in Operating Activities	(256,062)	(74,726)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(726)	-

Cash Used in Investing Activities	(726)	-

Cash Flows from Financing Activities
Issuance of shares	250,725	-
Note payable	90,800	69,642

Cash Provided by Financing Activities	341,525	69,642

Change in Cash and Cash Equivalents	85,464	(5,084)

Cash and Cash Equivalents - Beginning of period	56,932	(1,870)

Cash and Cash Equivalents -End of period	$142,395	$(6,954)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	THREE MONTHS PERIOD ENDED MARCH 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(212,528)	(93,209)
Adjustments to reconcile net loss
Depreciation	7,327	-
Stock based compensation	7,999	-
Interest expense	600	-
Discount amortization	10,606	-
Changes in operating assets and liabilities
Accounts receivable	(9,881)	(25,181)
Prepaid expenses	8,683	-
Accounts payable	(35,732)	39,613
Accruals	42,345	42,034
Deferred revenue	(65,606)	-

Cash Used in Operating Activities	(246,187)	(36,743)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(727)	-

Cash Used in Investing Activities	(726)	-

Cash Flows from Financing Activities
Issuance of shares	188,724	-
Note payable	24,400	36,743

Cash Provided by Financing Activities	213,124	36,743

Change in Cash and Cash Equivalents	(33,790)	-

Cash and Cash Equivalents - Beginning of period	56,932	(1,870)

Cash and Cash Equivalents -End of period	$23,142	$(1,870)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

INTERIM BALANCE SHEETS
ASSETS	June 30, 2017	March 31, 2017
Current Assets
Cash and cash equivalents	$5,299	$10,160
Accounts receivable (net of allowance for doubtful accounts)	101,632	184,217
Prepaid expenses	59,769	87,563
Total Current Assets	166,700	281,940
Property and equipment, net	138,896	152,147
Goodwill	1,057,509	1,057,509

TOTAL ASSETS	$1,363,104	$1,491,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$400,721	$387,571
Accrued compensation and related benefits	5,652	87,809
Related party notes payable	485,911	534,816
Deferred revenue	(20,045)	-
Taxes payable	97,128	103,143
Notes payable	74,654	86,650
Preferred dividends payable	18,621	18,621
Unit redemption payable	302,500	302,500

TOTAL LIABILITIES	1,365,141	1,521,110

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized - issued and outstanding - 1,461,853, 1,461,853, 1,441,853 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	1,461	1,461
Common stock, $.001 par value, 500,000,000 shares authorized - issued and outstanding - 110,289,022, 98,289,022, 98,289,022 - September 30, 2016, June 30, 2016 and March 31, 2016 respectively	132,452	126,352
Additional paid-in capital	4,115,920	3,770,479
Accumulated deficit	(4,251,870)	(3,927,806)
Total stockholders’ equity (deficit)	(2,037)	(29,514)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,363,104	$1,491,596

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
REVENUE	$851,044	$300,832	$1,908,280	$584,282
DIRECT COSTS	642,286	222,923	1,490,466	389,520

GROSS PROFIT	208,758	77,909	417,815	194,762

OPERATING EXPENSES
Wages and benefits	131,580	209,149	243,784	307,577
Professional fees	46,541	104,426	93,081	238,171
Bad debts (recovered)	-	(60,071)	-	(60,071)
General and administrative	354,702	55,679	721,591	129,102

Total Operating Expenses	532,822	300,183	1,058,456	614,779
Income (loss) from operations	(324,064)	(222,274)	(640,641)	(420,016)
Interest income (expense)	-	(5,212)	-	(19,999)

NET INCOME(LOSS)	$(324,064)	$(227,486)	$(640,642)	$(440,014)
Weighted average shares outstanding - Basic and fully diluted	132,369,537	99,485,734	131,179,352	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

STATEMENTS OF OPERATIONS	THREE MONTHS PERIOD ENDED MARCH 31,
	2017	2016
REVENUE	$1,057,237	$283,450
DIRECT COSTS	848,180	166,597

GROSS PROFIT	209,057	116,853

OPERATING EXPENSES
Wages and benefits	112,204	106,427
Professional fees	46,541	134,744
General and administrative	366,889	73,424

Total Operating Expenses	525,634	314,596
Income (loss) from operations	(316,578)	(197,742)
Interest income (expense)	-	(14,786)

NET INCOME(LOSS)	$(316,578)	$(212,528)

Weighted average shares outstanding Basic and fully diluted	126,351,955	99,485,734
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	SIX MONTHS PERIOD ENDED JUNE 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(640,642)	$(440,014)
Adjustments to reconcile net loss
Depreciation	31,886	14,653
Stock based compensation	93,081	15,998
Interest expense		1,200
Discount amortization	-	10,606
Changes in operating assets and liabilities
Accounts receivable	120,962	35,052
Prepaid expenses	57,748	(32,903)
Accounts payable	(22,374)	63,909
Accrued compensation	2,016	30,121
Deferred revenue	-	46,042

Cash Used in Operating Activities	(402,843)	(255,336)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(7,089)	(727)

Cash Used in Investing Activities	(7,089)	(727)

Cash Flows from Financing Activities
Issuance of shares	-	250,725
Note payable - related party	310,000	90,800
Convertible notes	102,814	-
Lien notes payable	(2,259)

Cash Provided by Financing Activities	410,555	341,525

Change in Cash and Cash Equivalents	623	85,464

Cash and Cash Equivalents - Beginning of period	(24,196)	56,932

Cash and Cash Equivalents -End of period	$(23,573)	$142,395

CSA HOLDINGS, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

CASH FLOW STATEMENTS	THREE MONTHS PERIOD ENDED MARCH 31
	2017	2016
Cash Flows from Operating Activities
Net loss	$(316,578)	$(212,528)
Adjustments to reconcile net loss
Depreciation	18,280	7,326
Stock based compensation	46,541	7,999
Interest expense		600
Discount amortization	-	10,606
Changes in operating assets and liabilities
Accounts receivable	49,814	(9,881)
Prepaid expenses	28,874	8,683
Accounts payable	22,495	(35,732)
Accrued compensation	90,188	42,345
Deferred revenue	-	(65,606)

Cash Used in Operating Activities	(77,927)	(246,187)

Cash Flows from Investing Activities
Purchase of furniture, vehicles and equipment	(7,089)	(727)

Cash Used in Investing Activities	7,089)	(727)

Cash Flows from Financing Activities
Issuance of shares	-	188,724
Lien notes payable	(877)	-
Note payable	102,814	24,400

Cash Provided by Financing Activities	101,937	213,124

Change in Cash and Cash Equivalents	16,921	(33,789)

Cash and Cash Equivalents - Beginning of period	(24,196)	56,932

Cash and Cash Equivalents -End of period	$(7,275)	$23,142

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

3.1(b)

Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on July 9, 2015. (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report Form 10-K filed with the Commission on November 13, 2017)

3.1(c)

Certificate of Amendment to Articles of Incorporation filed by the Company with the Secretary of State of Nevada on August 8, 2016. (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report Form 10-K filed with the Commission on November 13, 2017)

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

10.8	Form of Stock Option Agreement. (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report Form 10-K filed with the Commission on November 13, 2017)

21.1	Subsidiaries. (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report Form 10-K filed with the Commission on November 13, 2017)

31.1*	Section 302 Certificate of President and Chief Financial Officer.

32.1*	Section 906 Certificate of President and Principal Financial and Accounting Officer.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSA Holdings Inc.

Date: November 29, 2017	By:	/s/ Thomas Siciliano
Thomas Siciliano, Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Siciliano	President and Chief Financial Officer	November 29, 2017
Thomas Siciliano	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Charles Smith	Director
Charles Smith		November 29, 2017

/s/ James Willet	Director
James Willet		November 29, 2017

