Form 10-Q
period 2017-09-30
CSA HOLDINGS INC.
filed 2017-12-01
CIK 1586988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File No. 000-55550

CSA HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	68-0683334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4704 Harlan Street, Suite 101, Denver, CO	80212
(Address of Principal Executive Offices)	(Zip Code)

(720) 536-5824

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 20, 2017 – 175,375,148 shares of common stock.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of the federal securities laws. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	5

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2017 and 2016	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2017 and 2016	7

Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Nine Month Period Ended September 30, 2017.	8

Notes to the Unaudited Condensed Consolidated Financial Statements.	9

CSA HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$-	$-
Accounts receivable - net of allowance for doubtful accounts	189,046	247,109
Prepaid expenses	20,925	88,422

Total Current Assets	209,971	335,531

Property and Equipment	111,450	163,103

GOODWILL	1,057,509	1,057,509

TOTAL ASSETS	$1,378,929	$1,556,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Bank overdraft	$20,718	$19,838
Accounts payable	368,355	441,740
Accrued compensation and related benefits	20,576	-
Related party notes payable	133,995	342,905
Note payable - from acquisition	25,748	25,748
Taxes payable	91,128	109,143
Convertible notes payable - net of discount	-	55,125
Preferred dividends payable	18,621	18,621
Unit redemption payable	-	302,500
Total Current Liabilities	674,141	1,315,620
TOTAL LIABILITIES	674,141	1,315,620

STOCKHOLDERS’ EQUITY(DEFICIT)
Preferred stock, $.001 par value, 20,000,000 shares authorized - issued and outstanding - 1,461,853 as of September 30, 2017 and December 31, 2016	1,461	1,461
Common stock, $.001 par value, 500,000,000 shares authorized-issued and outstanding - 175,375,148 as of September 30, 2017 and 126,351,955 as of December 31, 2016	175,375	126,352
Additional paid-in capital	4,964,162	3,723,939

Accumulated deficit	(4,441,210)	(3,611,229)

TOTAL STOCKHOLDERS’ EQUITY	699,789	240,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,378,929	$1,556,143

See Accompanying Notes

CSA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016

REVENUE	$913,196	$728,921	$2,826,491	$1,313,203
DIRECT COSTS	631,984	458,417	2,122,450	847,936
GROSS PROFIT	281,211	270,504	704,041	465,267

OPERATING EXPENSES
Wages and benefits	182,132	190,678	571,991	498,255
Professional fees	73,987	60,791	299,092	298,962
Bad debts expense(recovered)	-	(183)	14,111	(60,253)
General and administrative	235,513	80,155	622,593	209,257
Total Operating Expenses	491,632	331,441	1,507,787	946,221

LOSS FROM OPERATIONS	(210,421)	(60,937)	(803,746)	(480,954)

OTHER INCOME (EXPENSE)
Interest expense	(2,937)	(6,299)	(26,235)	(26,297)
Net Loss	$(213,357)	$(67,236)	$(829,981)	$(507,251)

Weighted average shares outstanding
Basic and fully diluted	150,364,543	166,598,261	136,550,336	137,350,518

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See Accompanying Notes

CSA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2017	2016
Cash Flows from Operating Activities
Net loss	$(829,981)	$(507,251)
Adjustments to reconcile net loss
Depreciation	43,581	32,326
Stock based compensation	139,622	38,553
Loss on sale of assets - net	15,160	-
Interest expense	-	1,800
Discount amortization	-	10,606
Changes in operating assets and liabilities
Accounts receivable	58,063	(121,128)
Prepaid expenses	67,497	(31,315)
Accounts payable (including bank overdraft)	(72,505)	88,617
Accrued compensation	20,576	60,924
Taxes payable	(18,015)
Deferred revenue	-	59,775

Cash Used in Operating Activities	(576,002)	(367,093)

Cash Flows from Investing Activities
Purchase of Big Al’s	-	(350,000)
Purchase of furniture and equipment	(7,089)	(9,928)

Cash Used in Investing Activities	(7,089)	(359,928)

Cash Flows from Financing Activities
Proceeds from issuance of shares	348,000	643,170
Proceeds of convertible debt	235,082	238,200

Cash Provided by Financing Activities	583,082	881,370

Change in Cash and Cash Equivalents	-	154,349

Cash and Cash Equivalents - Beginning of period	-	56,932
Cash and Cash Equivalents -End of period	$-	$211,281

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING ACTIVITES
Shares issued in debt conversions	801,625	-

See Accompanying Notes

CSA HOLDINGS, INC.

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance December 31, 2016	1,461,853	$1,461	126,351,955	$126,352	$3,723,939	$(3,611,229)	$240,523

Issuance of common shares for cash	-	-	8,100,000	8,100	339,900	-	348,000
NP - Converted to Stock	-	-	40,923,193	40,923	760,702	-	801,625
Stock option awards	-	-	-	-	139,622	-	139,622
Net loss	-	-	-	-	-	(829,981)	(829,981)

Balance September 30, 2017	-	$-	175,375,148	$175,375	$4,969,162	$(4,441,210)	$699,789

See Accompanying Notes

CSA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of presentation and going concern

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited financial statements should be read in conjunction with the unaudited financial statements and notes thereto for the year ended December 31, 2016.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operating activities since inception. As of September 30, 2017, we had a significant working capital deficit and an accumulated deficit.

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

’’ The accompanying financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

The following are significant accounting policies followed by the Company in the preparation and presentation of its financial statements

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

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Vehicles	$158,372	$158,372
Furniture and equipment	49,078	63,520
Software	9,779	9,779
Total property and equipment at cost	217,229	231,671
Less accumulated depreciation	(105,779)	(68,568)

Property and equipment, net	$111,450	$152,793

4. COMMITMENTS AND CONTINGENCIES

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

5. NOTES PAYABLE

In December 2015, the Company issued a convertible note in the aggregate principal amount of $84,000. The note is secured by the Company’s vehicles, and provides for the conversion of all principal and interest outstanding under the notes into shares of the Company’s common stock beginning six months after the issuance date (“conversion date”) at a conversion rate of 65% of the lowest listed closing market price of the Company’s common stock for the previous ten trading days immediately prior to the conversion date, but not lower than $0.10 per share. This note was converted to common stock in August 2017. – See note 10.

On June 30, 2016 Adriatic Advisors, LLC purchased this note. Adriatic is controlled by Jelena Doukas (“Doukas”) who is a beneficial owner of the Corporation’s 5% Series A Convertible Preferred Stock (the “Series A Preferred”).

In August 2016, the Company issued a convertible note in the aggregate principal amount of $55,125. The note is secured by the Company’s vehicles, and provides for the conversion of all principal and interest outstanding under the notes into shares of the Company’s common stock beginning six months after the issuance date (“conversion date”) at a conversion rate of 65% of the lowest listed closing market price of the Company’s common stock for the previous ten trading days immediately prior to the conversion date, with a floor of $0.0035 per share. This note was converted to common stock in August 2017. – See note 10

6. RELATED PARTY TRANSACTIONS

As of September 30, 2017, and December 31, 2016, the Company had outstanding related party notes payable totaling $98,905 and $342,905, respectively. As of September 30, 2017, $48,905 of the outstanding notes payable was in default, however, no demand for damages has been received.

7. STOCK BASED COMPENSATION

During the year ended December 31, 2016, the Company granted 5,000,000 stock options The total grant date fair value of the options granted during the year ended December 31, 2016 was $159,979. The grant date fair value for the award was calculated with a Black-Scholes Option pricing model with the following assumptions: expected volatility of 300%; an average expected term of 6.5 years; risk free rates based on U.S. Treasury instruments for the expected term; and no dividend payment expectations. There were no additional options granted during the nine months ended September 30, 2017.

The following table summarizes the Company’s option activity the September 30, 2017:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2013	-	$-
Options granted	775,000	0.0001
Exercised		-
Forfeited, cancelled or expired	—	—
Outstanding at December 31, 2014	775,000	$0.0001
Options granted	1,000,000	0.18
Exercised	—	—
Forfeited, cancelled or expired	—	—

Outstanding at December 31, 2015	1,775,000	$0.18	9.75	$0.23
Options granted in 2016	5,000,000	0.18		0.41
Outstanding at September 30, 2017	6,775,000	$0.18	9.75	$0.23

The options granted and vested, as a private company during the year ended December 31, 2014, were accounted for under the intrinsic value method. In accordance with this method, the Company is required to re-measures the intrinsic value of the outstanding options at each reporting date through the date of settlement. The change related to the intrinsic value of the applicable awards is included in payroll and related costs in the accompanying consolidated statements of operations. As of December 31, 2016, the outstanding options subject to re-measurement had an intrinsic value of $0.41. As a result of the re-measurements, the Company recognized stock option expense of $146,301 for the year ended December 31, 2016 and for the nine months ended September 30, 2017 stock option expense was $108,595.

The Board of Directors of CSA LLC., adopted at a meeting of the Directors of the Corporation that Tom Siciliano who has served as COO for 10 months and President for the last 14 months of CSA LLC will be granted 2,000,000 new stock options at a price of .03. We are also approving, when the company has money available - the payment of $30k in expenses and interest for his relocation back in November 2015 that was never paid, plus $45k in back wages and small bonus for his efforts to keep the company going strong and growing. The effective date is October 10, 2017.

8. STOCKHOLDER’S EQUITY

Common Stock

For the period from January 1, 2017 through September 30, 2017, we issued a total of 10,285,714 shares of restricted and unregistered common stock in private placements for cash proceeds totaling approximately $348,000.

On April 3, 2017, CSA Holdings, Inc. (the “Company”) issued 200,000 shares to James Willett for $10,000 cash.

On April 4, 2017, the Company issued 500,000 shares to Frank Gallo for $25,000 cash.

On April 6, 2017, the Company issued 300,000 shares to Emil Assentato for $15,000 cash.

On April 6, 2017, the Company issued 100,000 shares to Chuck Smith for $5,000 cash.

On April 7, 2017, the Company issued 200,000 shares to Christopher Parks for $10,000 cash.

On April 7, 2017, the Company issued 200,000 shares to Bradley Nattrass for $10,000 cash.

On April 4, 2017, the Company issued 400,000 shares to Kathryn Trickey for $20,000 cash.

On April 7, 2017, the Company issued 200,000 shares to James Lowe for $10,000 cash.

On April 10, 2017, the Company issued 3,800,000 shares to Jose Antoni Silva for $190,000 cash.

On April 21, 2017, the Company issued 300,000 shares to Bagel Hole for $15,000 cash.

On August 1, 2017, the Company issued 1,900,000 shares to MOD Worldwide, LLC for $38,000 cash.

For the period from January 1, 2017 through September 30, 2017, the Company entered into several debt conversions and issued 40,923,192 shares for the amount totaling approximately $801,625.

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

On August 24, 2017, the Company entered into a Stock Purchase Agreement with Emil Assentato (“Assentato”). The Agreement provided for the purchase and issuance of 10,756,528 shares of restricted common stock of the Company to Assentato for a purchase price of $300,000

On August 24, 2017, the Company entered into a Termination Agreement with Dixie Holdings, LLC (“Dixie”) and James Willett (“Willett”). The Agreement provided for issuance of 4,333,333 shares of restricted common stock of the Company to Dixie and 9,500,000 shares of restricted common stock of the Company to Willett in exchange for the cancellation of repayment obligations of the Company in the amount of $302,500 arising under the Unit Purchase Agreement between CSA, LLC, a wholly-owned subsidiary of the Company, Dixie and Willett dated October 15, 2013

On August 24, 2017, the Company entered into a Stock Purchase Agreement with Willett. The Agreement provided for the purchase and issuance of 1,333,333 shares of restricted common stock of the Company to Willett for a purchase price of $40,000.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 30, 2017, the date these financial statements were available for issuance and is not aware of any event that would have a material impact on the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue. Revenues increased by $184,410 to $913,340 for the three months ended September 30, 2017, compared to $728,921 in the same period in 2016 primarily as a result of the acquisition of Big Al’s. Big Al’s was acquired in August 2016, so that the full revenue increase resulting from the acquisition was reflected in the 2017 numbers and only a little over a month was reflected in the three months ended September 30, 2016. Plus new sales focus on cash transport to the Federal Reserve.

Cost of Revenues. The resulting direct costs which included direct labor costs for security personnel increased over 2016. For the three months ended September 30, 2017 direct costs were $631,984 compared to $458,417 for the same three months ended September 30, 2016.

Gross Profit. Gross Profit increased from $270,504 for the three months ended September 30, 2016 compared to $281,211 for the three months ended September 30, 2017. The main reason relates to the fact that even though revenues have increased, direct labor costs have also increased at a higher percentage basis in 2017 over the labor costs incurred in 2016 partly due to the low margin business from the Big Al Acquistion.

Operating Expenses. Operating expenses for the three months ended September 30, 2017 were $491,632 compared to $331,441 for the three months ended September 30, 2016. The primary cause of this increase relates to higher insurance costs.

Other Income (Expense). Other expense which was interest was $2,937 for the three months ended September 30, 2017, compared to $6,937 for the same period in 2016, resulting from increased debt

Net Loss. Net loss for the three months ended September 30, 2017 was $213,357 compared to $67,236 in the same period in 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue. Revenues for the nine months ended September 30, 2017 were $2,826,635 compared to $1,313,203 in the same period in 2016 which was primarily due to the additional customer base created from the acquisition of Big Al’s back in August 2016. Plus new service offering of cash transport to the Federal Reserve.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2017 was $2,122,450 compared to $847,936 in the same period for 2016. Percentage wise cost of revenues for the nine months ended September 30, 2017, represented 75.1% of revenues. For the same period ended September 30, 2016, the percentage of cost of revenues to revenues was 64.6%. The increase in the percentage in 2017 over 2016 relates directly to higher labor costs to generate the increase in sales. Management has begun to replace lower margin business.

Gross Profit. Gross profit for the nine months ended September 30, 2017, was $704,041 compared to $465,267 in the same period for 2016 primarily related to the increase in sales from the Big Al’s acquisition.

Operating Expenses. Operating expenses increased for the nine months ended September 30, 2017 were $1,507,787 compared to $946,221 in the same period for 2016. The main reasons for the increase over 2016 relates to the acquisition of Big Al’s in 2016. Insurance costs which were $178,614 for the nine months ended September 30, 2017, have increased by approximately $136,000 over 2016, which were $42,714, relates directly to the acquisition of Big Al’s and the increased liability issues. Compensation has increased reflecting increased labor to deal with office administration which also includes stock option awards to the President of $108,595 for the nine months ended September 30, 2017 compared to $38,553 in the same period in 2016.

Other Income (Expense). Other expense represented by interest was $26,235 for the nine months ended September 30, 2017 compared to $26,297 for the same period in 2016.

Net Loss. Net loss for the nine months ended September 30, 2017 was $829,981 compared to $507,251 in the same period in 2016. The increased loss can be directly correlated with increased costs for revenue derived from the acquisition of Big Al’s customers plus the direct cost from accountants, auditors and legal for public filings and the increased expense in insurance.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company has experienced recurring operating losses and negative cash flows from operations since its inception. As of September 30, 2017, we had total current assets of $209,971. We had total current liabilities of $674,141 and working capital deficiency of $464,170 and stockholders’ equity of $704,789 as of September 30, 2017.

Net cash used in operating activities was 603,613 during the nine-month period ended September 30, 2017, compared to $367,093 in the same period for 2016. The decrease in cash used in operating activities is primarily attributable to our increased compensation liability, decrease in accounts receivable and prepaid expenses and certain non-cash items such as depreciation and stock based compensation.

Net cash from investing activities during nine-month period ended September 30, 2017 was $21,392 compared to ($359,928) in the same period in 2016, was made up of purchase of furniture and equipment. The decrease was due to the fact that Big Al’s was acquired in 2016 and is represented as a use of cash for investing activities.

Net cash from financing activities during nine-month period ended September 30, 2017 was $589,309 compared to $881,370 in the same period in 2016, The decrease ’resulted from high stock subscriptions offset by debt reduction.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

Our significant accounting policies are summarized in Note 2 of our condensed financial statements included in this report. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this interim report on Form 10-Q. Based upon that evaluation, our President and Chief Financial Officer concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2017.

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

Under the supervision of management, including our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 1992 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017:

•

Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. This material weakness resulted in, among other things, our failure to timely file our Annual Report on Form 10-K for the period ended December 31, 2016 as well as our quarterly reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016. These reports have now all been filed as of November 13, 2017.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, 2017, we were not subject to any material pending legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.

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

10.8	Form of Stock Option Agreement.

21.1	Subsidiaries.

31.1*	Section 302 Certificate of President and Chief Financial Officer.

32.1*	Section 906 Certificate of President and Principal Financial and Accounting Officer.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CSA HOLDINGS, INC.

Date: December 1, 2017	By:	/s/ Tom Siciliano
Tom Siciliano
President (Principal Executive Officer and Principal Financial and Accounting Officer)

